Form 10-Q
period 1995-06-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1995-08-11
CIK 740830

UNITED STATES
		SECURITITES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C. 20549

			 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
Commission File Number 0-12635


SOUTH JERSEY BANCORP OF DELAWARE, INC.

(Exact name of Registrant as Specified in Charter)

Delaware                                 22-2983654
(State of Other Jurisdiction             (I.R.S. Employer Identification
of Incorporation or Organization)        Number>

53 South Laurel Street
Bridgeton, NJ 08302
(Address of Principal Executive Offices)

(609) 453-3134
(Registrant's Area Code and Telephone Number)

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it has been subject to such filing requirements.


			[x] YES           [ ] NO

Common Stock Outstanding as of June 30, 1995    1,101,223

This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.
                                          						6/30/95   6/30/94   12/31/94

ASSET
  Cash and due from banks                       15,331    17,658    17,982
  interest bearing deposits                     3,000     2,000     3,000
  Investment securities held to maturity        104,512   124,051   117,728
  Investment securities available for sale      18,366    19,521    20,416
  Market Value
	  6-31-95   122,777
	  6-31-94   141,980
	 12-31-94   134,170
  Loan net of unearned income                   210,431   171,639   192,518
  Less: Allowance for loan losses               2,451     2,309     2,146

Net Loans                                       207,980   169,330   190,372

Federal funds sold                              20,400    14,600    11,250
Bank premises and equipment - net               5,901     5,043     5,308
Other assets                                    7,745     6,718     6,840

Total Assets                                    383,235   358,921   372,896


LIABILITIES                                     6/30/95   6/30/94    12/31/94

Deposits-interest bearing                       283,060   249,043    249,040
Non-interest bearing deposits                   61,494    76,381     88,183
                                                ------    ------     ------
Total Deposits                                  344,554   325,424    337,223
Other Liabilities                               3,964     2,487      3,118
                                                -----     -----      -----
Total Liabilities                               348,518   327,911    340,341
Shareholder's Equity
 Common stock par value $1.67 per share
  Authorized 5,000,000 shares;
  Issued 1,275,000 shares                       2,129     2,129      2,129
 Surplus                                        2,258     2,260      2,258
 Undivided profits                              32,890    29,504     31,344
                                                ------    ------     ------
                                                37,277    33,893     35,731
 Less:  Treasury stock at cost
 173,777 Common Shares   6-30-95
 177,567 Common Shares   6-30-94
 175,767 Common Shares   12-31-94               3,198     3,306      3,232
                                                -----     -----      -----
                                                34,079    30,587     32,499
 Allowance for unrealized gain/losses
 on Available for Sale Securities               638       423        56

 Total Shareholders' Equity                     34,717    31,010     32,555
                                                ------    ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      383,235   358,921    372,896


This is the consolidated statement of earnings sheet for
Southern Jersey Bancorp.  All dollar amounts are in thousands except for per share data
                                            Six Months         Second Qtr.
                                               Ended              End
                                              June 30            June 30
                                   					    1995     1994      1995     1994
                                            ----     ----      ----     ----
INTEREST INCOME
Interest on securities:
  Taxable interest income                   2,904    3,296     1,391    1,537
  Tax-exempt interest income                1,045    1,077     514      630
Interest and fees on loans                  8,837    7,103     4,615    3,676
Interest on interest bearing deposits       102      17        51       11
Federal funds sold                          174      451       141      240
Lease income                                6        6         1        5
                                            -        -         -        -
Total interest income                       13,068   11,950    6,713   6,099

INTEREST EXPENSE
  Interest on deposits
    Savings                                 2,470    2,471     1,317    1,171
Certificates of deposit $100,000
    and over                                861      793       539      455
Fed Funds Purchased                         30       0         0        0
    Other time deposits                     2,470    1,946     1,350    983
                                            -----    -----     --       ---
    Total interest expense                  6,089    5,210     3,206    2,609

NET INTEREST INCOME                         6,979    6,740     3,507    3,490
  Provision for loan losses                 450      390       225      195
  Net Interest Income After                 ---      ---       ---      ---
  Provision for Loan Losses                 6,529    6,350     3,282    3,295

OTHER OPERATING INCOME
  Service charges on deposit accounts       667      598       348      311
  Trust Department Income                   325      332       166      169
  Commissions, collection
  Charges and fees                          188      141       108      67
  Investment security gains (losses)        226      0         233      0
                                            ---      -         ---      -
  Total Other Operating Income              1,406    1,071     855      547

 OTHER OPERATING EXPENSES
  Salaries and wages                        2,212    2,024     1,176    1,150
  Pension and other benefits                688      494       358      276
  Occupancy and equipment                   775      752       383      383
  FDIC Assessments                          416      401       208      201
  Postage, stationery and supplies          193      167       82       84
  Professional Fees                         140      111       64       49
  Other operating expenses                  663      667       336      282
                                            ---      ---       ---      ---
  Total Other Operating Expenses            5,087    4,616     2,607    2,425
  Income Before Income Taxes                2,848    2,805     1,530    1,417
  Applicable Income Taxes                   750      730       375      360
                                   					    -----    -----     ---      ---
  NET INCOME                                2,098    2,075     1,155    1,057
                                            -----    -----     -----    ---
  Earnings per Common Share                 1.91     1.89      1.05     .96


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
                                               							Six Months Ended
                                               							    June 30
                                                 							1995      1994
                                                        ----      ----
Cash flow from operating activities

Net Income                                              2,098     2,075
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of organization expenses              0         0
     Depreciation of premises and equipment             189       183
     Net Loan charge offs                               (145)     (216)
     Provision of loan losses                           450       390
     Premium Amortization net of discount accretion     104       35
     Gain or (Loss) on sale of securities               226       0
     Gain on other real estate                          0         0
     Gain on sale of bank premises and equipment        0         0
Increase in other assets                                (916)     (91)
Increase/(decrease) in other liabilities                846       122
Increase/(decrease) in borrowed funds                   0         0
                                                        ---       ---
Net cash provided by operating activities               2,852     2,498

Cash flows from investing activities
  Interest bearing deposits                             0         0
  Purchase of investment securities                     (11,451)  (11,594)
  Proceeds from sales of investment securities          12,437    0
  Proceeds from maturities of investment securities     14,342    18,417
  Increase in loans                                     (17,913)  (20,297)
  Bank premises and equipment                           (771)     (214)
  Proceeds from sale of bank premises and equipment     0         0
  Proceeds from sale of other real estate               190       646
                                                        ---       ---
Net cash used for investing activities                  (3,166)   (13,042)

Cash flows from financing activities
  (Decrease)/Increase in total deposits                 7,331     (1,837)
  Cash dividends                                        (552)     (527)
  Purchase of Treasury stock                            (80)      (111)
  Sale of Treasury stock                                114       124
                                                        ---       ---
Net Cash provided by financing activities               (6,813)   (2,351)

Net increase/(decrease) in cash and cash equivalents    6,499     (12,895)
Cash and equivalents at beginning of year               29,232    45,153

Cash and Cash equivalent at end of year                 35,731    32,258

Supplementary Schedule of NonCash Investing
  and Financing Activities                              86        316

Loans, Net of Chargeoffs transferred to Other Real Estate Owned:


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 1995

1) Principles of Consolidation: The consolidated financial statements reflect the account of Southern Jersey Bancorp of Delaware, Inc. and its subsidiary, The Farmers and Merchants National Bank of Bridgeton, after the elimination of all intercompany balances and transactions.

2) There have been no significant changes in the account policies of the registrant since December 31, 1994, the date of the most recent annual report to security holders, nor have there occurred events which have had a material impact on the disclosures herein.

3) The interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

4) In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for June 30, 1995, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

		SOUTHERN JERSEY BANCORP OF DELAWARE, INC.



				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






	SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
	(Registrant)

	Paul Ritter
	Treasurer




	Clarence D. McCormick, Jr.
	President







DATE:  August 11, 1995

		MANAGEMENT'S DISCUSSION AND ANALYSIS

				OF

			RESULTS IN OPERATIONS



		      Six Months Ended June 30, 1995

The net operating income of $2,098,000 for the first six months of 1995 is 1.11% above the same period in the prior year. Net income after taxes for 1995 is projected to be approximately
$4,500,000 or approximately .51% more than 1994.

This is primarily due to the fact that during the half of 1995 an increase in operating expenses, primarily caused by additional costs to administer the expanded branch facilities, resulted in company realizing only a slight increase in net income in the first half of 1995 as compared to 1994.

An unrealized gain of approximately $638,000 net of tax effects was recognized on the value of securities available for sale pursuant to FASB 115.

There has been no other significant changes in charge-offs, recoveries, provision for loan and lease losses, non-accruing or non-performing loans except for an increase of approximately $1,477,00 in commercial and industrial loans past due 90 days or more and still accruing interest. Additionally, there were total charge-offs of $193,000 and recoveries of $48,000 through the first six months of 1995.

A gain of approximately $226,000 was realized on the sale of investment securities classifed Available For Sale for the first six months of 1995.