Form 10-Q/A
period 1995-06-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1995-09-25
CIK 740830

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

PART I-Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.


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


This is the consolidated statement of earnings sheet for
Southern Jersey Bancorp.  All dollar amounts are in thousands except for per share data
                                            Six Months         Second Qtr.
                                              Ended              End
                                             June 30            June 30
                                            1995     1994      1995     1994
                                            ----     ----      ----     ----
INTEREST INCOME
Interest on securities:
  Taxable interest income                   2,904    3,296     1,391    1,537
  Tax-exempt interest income                1,045    1,077     514      630
Interest and fees on loans                  8,837    7,103     4,615    3,676
Interest on interest bearing deposits       102      17        51       11
Federal funds sold                          174      451       141      240
Lease income                                6        6         1        5
                                            -        -         -        -
Total interest income                       13,068   11,950    6,713   6,099

INTEREST EXPENSE
  Interest on deposits
    Savings                                 2,728    2,471     1,317    1,171
Certificates of deposit $100,000
    and over                                861      793       539      455
Fed Funds Purchased                         30       0         0        0
    Other time deposits                     2,470    1,946     1,350    983
                                            -----    -----     --       ---
    Total interest expense                  6,089    5,210     3,206    2,609

NET INTEREST INCOME                         6,979    6,740     3,507    3,490
  Provision for loan losses                 450      390       225      195
  Net Interest Income After                 ---      ---       ---      ---
  Provision for Loan Losses                 6,529    6,350     3,282    3,295

OTHER OPERATING INCOME
  Service charges on deposit accounts       667      598       348      311
  Trust Department Income                   325      332       166      169
  Commissions, collection
  Charges and fees                          188      141       108      67
  Investment security gains (losses)        226      0         233      0
                                            ---      -         ---      -
  Total Other Operating Income              1,406    1,071     855      547

 OTHER OPERATING EXPENSES
  Salaries and wages                        2,212    2,024     1,176    1,150
  Pension and other benefits                688      494       358      276
  Occupancy and equipment                   775      752       383      383
  FDIC Assessments                          416      401       208      201
  Postage, stationery and supplies          193      167       82       84
  Professional Fees                         140      111       64       49
  Other operating expenses                  663      667       336      282
                                            ---      ---       ---      ---
  Total Other Operating Expenses            5,087    4,616     2,607    2,425
  Income Before Income Taxes                2,848    2,805     1,530    1,417
  Applicable Income Taxes                   750      730       375      360
                                            -----    -----     ---      -----
  NET INCOME                                2,098    2,075     1,155    1,057
                                            -----    -----     -----    -----
  Earnings per Common Share                 1.91     1.89      1.05     .96


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
                                                      Six Months Ended
                                                          June 30
                                                        1995      1994
                                                        ----      ----
Cash flow from operating activities

Net Income                                              2,098     2,075
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of organization expenses              0         0
     Depreciation of premises and equipment             189       183
     Net Loan charge offs                               (145)     (216)
     Provision of loan losses                           450       390
     Premium Amortization net of discount accretion     104       35
     Gain or (Loss) on sale of securities               226       0
     Gain on other real estate                          0         0
     Gain on sale of bank premises and equipment        0         0
Increase in other assets                                (916)     (91)
Increase/(decrease) in other liabilities                846       122
Increase/(decrease) in borrowed funds                   0         0
                                                        ---       ---
Net cash provided by operating activities               2,852     2,498

Cash flows from investing activities
  Interest bearing deposits                             0         0
  Purchase of investment securities                     (11,451)  (11,594)
  Proceeds from sales of investment securities          12,437    0
  Proceeds from maturities of investment securities     14,342    18,417
  Increase in loans                                     (17,913)  (20,297)
  Bank premises and equipment                           (771)     (214)
  Proceeds from sale of bank premises and equipment     0         0
  Proceeds from sale of other real estate               190       646
                                                        ---       ---
Net cash used for investing activities                  (3,166)   (13,042)

Cash flows from financing activities
  (Decrease)/Increase in total deposits                 7,331     (1,837)
  Cash dividends                                        (552)     (527)
  Purchase of Treasury stock                            (80)      (111)
  Sale of Treasury stock                                114       124
                                                        ---       ---
Net Cash provided by financing activities               6,813     (2,351)

Net increase/(decrease) in cash and cash equivalents    6,499     (12,895)
Cash and equivalents at beginning of year               29,232    45,153

Cash and Cash equivalent at end of year                 35,731    32,258

Supplementary Schedule of NonCash Investing
  and Financing Activities                              86        316

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




       Clarence D. McCormick
       Chairman/CEO







DATE:  September 25, 1995

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

                  PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  Exhibits
          Exhibit 27.  Financial Data Schedule
      B.  Reports on Form 8-K
          No reports have been filed on form 8-K during this quarter.