Form 10-Q
period 1995-09-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1995-11-13
CIK 740830

UNITED STATES
               SECURITITES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
Commission File Number 0-12635


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


               [x] YES           [ ] NO

Common Stock Outstanding as of September 30, 1995    1,087,658

PART I-Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.


                                                9/30/95   9/30/94   12/31/94

ASSET
  Cash and due from banks                       14,904    16,034    17,982
  interest bearing deposits                     2,000     1,000     3,000
  Investment securities held to maturity        101,450   120,864   117,728
  Investment securities available for sale      24,436    19,423    20,416
  Market Value
        9-31-95   126,077
        9-31-94   138,055
       12-31-94   134,170
  Loan net of unearned income                   221,234   178,966   192,518
  Less: Allowance for loan losses               2,383     2,175     2,146

Net Loans                                       218,851   176,791   190,372

Federal funds sold                              9,400     24,100    11,250
Bank premises and equipment - net               6,055     5,142     5,308
Other assets                                    8,090     8,213     6,840

Total Assets                                    385,186   371,567   372,896


LIABILITIES                                     9/30/95   9/30/94    12/31/94

Deposits-interest bearing                       278,393   258,455    249,040
Non-interest bearing deposits                   67,782    78,333     88,183
                                                ------    ------     ------
Total Deposits                                  346,175   336,788    337,223
Other Liabilities                               3,387     2,761      3,118
                                                -----     -----      -----
Total Liabilities                               349,562   339,549    340,341
Shareholder's Equity
 Common stock par value $1.67 per share
  Authorized 5,000,000 shares;
  Issued 1,275,000 shares                       2,129     2,129      2,129
 Surplus                                        2,258     2,260      2,258
 Undivided profits                              34,267    30,627     31,344
                                                ------    ------     ------
                                                38,654    35,016     35,731
 Less:  Treasury stock at cost
 187,342 Common Shares   9-30-95
 178,875 Common Shares   9-30-94
 175,767 Common Shares   12-31-94               3,649     3,308      3,232
                                                -----     -----      -----
                                                35,005    31,708     32,499
 Allowance for unrealized gain/losses
 on Available for Sale Securities               619       310        56

 Total Shareholders' Equity                     35,624    32,018     32,555
                                                ------    ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      385,186   371,567    372,896


This is the consolidated statement of earnings sheet for
Southern Jersey Bancorp.  All dollar amounts are in thousands except for per share data
                                             Nine Months         Third Qtr.
                                                Ended              Ended
                                               Sept. 30           Sept. 30
                                            1995     1994      1995     1994
                                            ----     ----      ----     ----
INTEREST INCOME
Interest on securities:
  Taxable interest income                   4,484    4,858     1,580    1,562
  Tax-exempt interest income                1,361    1,612     316      535
Interest and fees on loans                  13,622   11,053    4,785    3,950
Interest on interest bearing deposits       140      38        38       21
Federal funds sold                          543      647       369      196
Lease income                                6        12        0        6
                                            -        -         -        -
Total interest income                       20,156   18,220    7,088   6,270

INTEREST EXPENSE
  Interest on deposits
    Savings                                 4,252    3,932     1,524    1,461
Certificates of deposit $100,000
    and over                                1416     1,026     600      233
Fed Funds Purchased                         31       0         0        0
    Other time deposits                     3,918    2,940     1,448    994
                                            -----    -----     --       ---
    Total interest expense                  9,617    7,898     3,572    2,688

NET INTEREST INCOME                         10,539   10,322    3,561    3,582
  Provision for loan losses                 575      585       125      195
  Net Interest Income After                 ---      ---       ---      ---
  Provision for Loan Losses                 9,964    9,737     3,436    3,387

OTHER OPERATING INCOME
  Service charges on deposit accounts       1,026    915       359      317
  Trust Department Income                   492      470       167      138
  Commissions, collection
  Charges and fees                          271      219       83       78
  Investment security gains (losses)        226      0         0        0
                                            ---      -         ---      -
  Total Other Operating Income              2,015    1,604     609      533

 OTHER OPERATING EXPENSES
  Salaries and wages                        3,198    2,943     986      919
  Pension and other benefits                952      826       264      332
  Occupancy and equipment                   1,225    1,137     450      385
  FDIC Assessments                          411      602       (5)      201
  Postage, stationery and supplies          285      261       92       94
  Professional Fees                         243      193       103      82
  Other operating expenses                  979      970       317      303
                                            ---      ---       ---      ---
  Total Other Operating Expenses            7,293    6,932     2,207    2,316
  Income Before Income Taxes                4,686    4,409     1,838    1,604
  Applicable Income Taxes                   1,212    1,176     462      446
                                            -----    -----     ---      -----
  NET INCOME                                3,474    3,233     1,376    1,158
                                            -----    -----     -----    -----
  Earnings per Common Share                 3.16     2.95      1.26     1.05


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
                                                       Nine Months Ended
                                                           Sept 30
                                                        1995      1994
                                                        ----      ----
Cash flow from operating activities

Net Income                                              3,474     3,233
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of organization expenses              0         0
     Depreciation of premises and equipment             266       274
     Net Loan charge offs                               (338)     (545)
     Provision of loan losses                           575       585
     Premium Amortization net of discount accretion     190       21
     Gain or (Loss) on sale of securities               226       0
     Gain on other real estate                          0         0
     Gain on sale of bank premises and equipment        0         0
Increase in other assets                                (1266)    0
Increase/(decrease) in other liabilities                269       (1,592)
Increase/(decrease) in borrowed funds                   0         396
                                                        ---       ---
Net cash provided by operating activities               3,396     2,372

Cash flows from investing activities
  Interest bearing deposits                             1000      1,000
  Purchase of investment securities                     (18,903)  (15,114)
  Proceeds from sales of investment securities          12,437    0
  Proceeds from maturities of investment securities     18,333    24,966
  Increase in loans                                     (28,716)  (27,624)
  Bank premises and equipment                           (771)     (398)
  Proceeds from sale of bank premises and equipment     0         0
  Proceeds from sale of other real estate               312       803
                                                        ---       ---
Net cash used for investing activities                  (16,308)  (16,367)

Cash flows from financing activities
  (Decrease)/Increase in total deposits                 8,952     9527
  Cash dividends                                        (551)     (527)
  Purchase of Treasury stock                            (573)     (155)
  Sale of Treasury stock                                156       131
                                                        ---       ---
Net Cash provided by financing activities               7,984     8,976

Net increase/(decrease) in cash and cash equivalents    (4,928)   (5,019)
Cash and equivalents at beginning of year               29,232    45,153

Cash and Cash equivalent at end of year                 24,304    40,134

Supplementary Schedule of NonCash Investing
  and Financing Activities                              123       365

Loans, Net of Chargeoffs transferred to Other Real Estate Owned:


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 1995

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

4) In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for September 30, 1995, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

              SOUTHERN JERSEY BANCORP OF DELAWARE, INC.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






       SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
       (Registrant)

       Paul Ritter
       Treasurer




       Clarence D. McCormick
       Chairman/CEO







DATE:  November 8, 1995

         MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF

                RESULTS IN OPERATIONS



           Nine Months Ended September 30, 1995

The net operating income of $3,474,000 for the first nine months of 1995 is 7.45% above the same period in the prior year. Net income after taxes for 1995 is projected to be approximately
$4,500,000 or approximately .51% more than 1994.

This is primarily due to the fact that during the half of 1995 an increase in operating expenses, primarily caused by additional costs to administer the expanded branch facilities, resulted in company realizing only a moderate increase in net income in the first three quarters of 1995 as compared to 1994.

An unrealized gain of approximately $619,000 net of tax effects was recognized on the value of securities available for sale pursuant to FASB 115.

There has been no other significant changes in charge-offs, recoveries, provision for loan and lease losses, non-accruing or non-performing loans except for an increase of approximately $1,015,000 in installment loans past due 30-89 days still accruing interst and anincrease of aproximately $725,000 in past due real estate loans 90 days or more and still accruing interest. Additionally, there were total charge-offs of $396,000 and recoveries of $58,000 through the first nine months of 1995.

A gain of approximately $226,000 was realized on the sale of investment securities classifed Available For Sale for the first nine months of 1995.

The decrease in the FDIC insurance premiums on deposits from has resulted in a decrease in this expense item beginning in the third quarter of 1995.

               PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  Exhibits
          Exhibit 27.  Financial Data Schedule
      B.  Reports on Form 8-K
          No reports have been filed on form 8-K during this quarter.