Form 10-K
period 1995-12-31
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1996-03-29
CIK 740830

UNITED STATES
                              SECURITIES AND EXCHANGE
                                     COMMISSION
                              Washington, D.C.  20549


                                         FORM 10-K


( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                        For the fiscal year ended December 31, 1995
                                            OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from.................to...........

                              Commission file number 0-12635

                         SOUTHERN JERSEY BANCORP OF DELAWARE, INC.

                  (Exact name of Registrant as specified in its charter)

       DELAWARE                                               22-2983654
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)

     53 South Laurel Street, Bridgeton, New Jersey              08302-1293
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (609) 451-2222

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class        Name of each exchange on which registered
            NONE                                NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock, Par Value $1.67
                                     (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X       No
                                                      -              -

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
 III of this Form 10-K or any amendment to this Form 10-K.   (______)

      As of March 14, 1996, Registrant has 5,000,000 shares of $1.67 par value common stock authorized, with 1,085,797 shares outstanding, which is the only class of common stock or voting stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of theRegistrant (based on most recent sales prices known to Management) was approximately $41,260,000.

                            DOCUMENTS INCORPORATED BY REFERENCE

      PART III - The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of the
Shareholders of the Registrant to be held April 11, 1996, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995.

                                      PART I

Item 1.     Business

Background

            Southern Jersey Bancorp of Delaware, Inc. (Registrant), a bank holding company, was organized under the laws of the State of Delaware on June 9, 1989. On July 17, 1989, Registrant acquired all the outstanding common shares of Southern Jersey Bancorp, a bank holding company organized under the laws of the State of New Jersey (predecessor Registrant). As of this same date, Southern Jersey Bancorp was merged into Registrant.

            Registrant's wholly-owned subsidiary, Farmers and Merchants National Bank of Bridgeton (the Bank), is a commercial bank which was first organized under the laws of the State of New Jersey and the United States Government in 1909, and all outstanding shares of the Bank were acquired by the predecessor Registrant on May 22,1984.

            The Bank's wholly-owned subsidiary, F&M Investment Company (Investment Company), was organized under the laws of the State of Delaware in 1984 for the purpose of holding and managing investment securities.

Description of Business

            Registrant is engaged in the business of managing or controlling its wholly-owned subsidiary bank and other such businesses related to banking as may be authorized under federal and state banking laws.

            The Bank provides traditional services that are standard to the commercial banking industry and maintains a Trust Department that provides traditional fiduciary and agency services standard to the banking industry.

            The Bank operates in the Counties of Cumberland, Gloucester and Salem in Southern New Jersey through branch offices with the main office situated in Bridgeton,New Jersey. Within the market area in which the Bank operates, there are numerouscommercial banks, savings and loan associations, credit unions, etc. The number of competitors cannot be reasonably estimated. The Bank is one of the largest independently owned financial institution in the market area and is one of the most profitable financial institutions in the State of New Jersey. During 1995, the Bank opened two new branch offices in New Jersey. The principal methods of competition are those that are standard to the banking industry, such as interest rates and customer services.

Environmental and Safety Regulations

            In the opinion of Registrant, compliance with current laws and regulations pertaining to the environment, health and safety has not materially affected its business or financial condition, and Registrant believes that such matters will not have a material effect on its business or financial condition in the foreseeable future. After giving effect to pending programs for environmental compliance, Registrant expects to be in material compliance with currently applicable environmental, health and safety laws and regulations.

General

      Employees - Registrant employs approximately 211 people who are not covered by collective bargaining agreements with any unions.
In general, relationships with employees have been satisfactory.

Customers - Registrant is not dependent upon any single customer or upon any single group of customers, the loss of which would have a material adverse effect on Registrant.

      Other -     Registrant does not have research and development
expenditures, backlog of orders and inventory, patents or trademarks, any seasonality of business, business under government contracts subject to renegotiation of profits or contract termination or reportable industry segments as described in SFAS 14, and does not use raw materials.

                  The banking business of Registrant and the Bank is subject tocomprehensive and detailed regulation by federal supervisory agencies;
in particular, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, as well as the Securities and Exchange Commission. These agencies have broad administrative authority which includes, but is not limited to, dividends, expansion of locations, acquisitions and mergers, interest rates, reserves against deposits, terms, amounts and charges to borrowers, investments, ownership of certain companies by bank holding companies.
The banking business of Registrant and the Bank is also subject to the banking laws of the States of New Jersey and Delaware.

                  The federal banking regulatory authorities (The Board of Governors of the Federal Reserve System, the Office of the Comptroller
 of the Currency, and the Federal Deposit Insurance Corporation) may take action against the Registrant and the Bank for failure to maintain minimum levels of capital and minimum leverage ratios and failure to comply with regulations promulgated under the FDIC Improvement
Act of 1991 (FDICIA) and the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). The Bank's Tier 1 and risk weighted capital ratios at December 31, 1995 are 13.9% and 14.8%, respectively. This is well in excess of the minimum required of 4% and 8%.

                  FDICIA generally prohibits a depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations, prohibitions on the payment of interest rates in excess of 75 basis points above the average market yields for comparable deposits, and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition,for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary or would have been necessary to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution that is required to submit a capital restoration plan fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

      Significantly, undercapitalized depository institutions may be subject to a number of requirements and restrictions including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, or desist accepting deposits from correspondent banks, and restrictions on senior executive compensation and on interaffiliate transactions. Critical undercapitalization institutions are subject to a number of additional restrictions including the appointment of a receiver or conservator.

      Regulations promulgated under FDICIA also require that an institution monitor its capital levels closely and notify its appropriate federal banking regulators within 15 days of any material events that affect the capital position of the institution.

       FDICIA directs that each federal banking agency prescribe the standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and other such standards as
the agency deems appropriate.   FDICIA also contains a variety
of other provisions that could affect the operations of the Company including new reporting requirements, regulatory standards for real estate lending, "truth-in-savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, certain restrictions on investments and activities of state chartered insured banks and their subsidiaries, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations, and a prohibition on the acceptance or renewal of brokerage deposits by depository institutions that arenot well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Based on the regulations existing in perspective,none of the aforementioned requirements are expected to impose a material cost on the Company or to result in significant changes to the Company's operations.

Under FIRREA, a depository institution insured by the FDIC can be held liable for any loss incurred by or reasonably expected to be incurred by the FDIC after August 9, 1989, in connection with (i) the default of commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. FIRREA and the Crime Control Act of 1990 expand the enforcement powers available to federal banking regulators including providing greater flexibility to impose enforcement action, expanding the category of persons dealing with a bank or subject to enforcement action, increasing the potential civil and criminal penalties. In addition, in the event of a holding company insolvency, the Crime Control Act of 1990 affords a priority in respect of capital commitments made by a holding company on behalf of subsidiary banks.

			As more fully discussed in Item 7, Management's Discussion and Analysis, and the Notes to the Consolidated Financial Statements, the Registrant and the Bank are deemed "well capitalized" as it significantly exceeds the minimum level required by regulation for each relevant capital measure.

			Registrant has only domestic operations which are primarily concentrated in Cumberland and Salem Counties of New Jersey.

Item 1a.  Executive Officers of Registrant

			Set forth below are the names, ages, and titles of persons with Registrant and present and past positions of the persons serving as executive officers of Registrant and its subsidiaries.
Unless otherwise stated, each officer has served in his present position since April, 1993.

NAME AND AGE                           OFFICE AND EXPERIENCE

Clarence D. McCormick, Sr.    66       President and Chief Executive Officer
                                       of Southern Jersey Bancorp of
                                       Delaware, Inc., President of F&M
                                       Investment Company,Chief Executive
                                       Officer of Farmers and Merchants
                                       National Bank of Bridgeton, NJ

Clarence D. McCormick,  Jr.   35       Vice President of F&M Investment
                                       Company and President of Farmers and
                                       Merchants National Bank of Bridgeton,
                                       NJ since April 20, 1995

Ralph A. Cocove, Sr.          57       Executive Vice President and Cashier
                                       of Farmers and Merchants National Bank
                                       of Bridgeton, NJ

Robert C. Wolf                52       Executive Vice President of
                                       Administration of Farmers and Merchants
                                       National Bank of Bridgeton, NJ since May
                                       13, 1993. Prior to 1993, Mr. Wolf was an officer of United Jersey Bank/South for 20 years.

Paul J. Ritter                35       Senior Vice President and Comptroller
                                       of Farmers and Merchants National Bank
                                       of Bridgeton, NJ since April 20, 1995

Harry W. Bullock              69       Secretary and Treasurer of Southern
                                       Jersey Bancorp of Delaware, Inc.,
                                       Senior Vice President and Assistant
                                       Comptroller of Farmers and Merchants
                                       National Bank of Bridgeton, NJ since
                                       April 20, 1995

Russell Chappius, Sr.         54       Senior Vice President and Operations
                                       Officer of Farmers and Merchants
                                       National Bank of Bridgeton, NJ

Charles S. Kessler            57       Senior Vice President and Data
                                       Processing Manager of Farmers and
                                       Merchants National Bank of
                                       Bridgeton, NJ

Simon Aman                    59       Senior Vice President and Senior
                                       Trust Officer of Farmers and Merchants
                                       National Bank of Bridgeton, NJ, and
                                       Investment Officer of F&M Investment
                                       Company since May 16, 1994.  Prior to
                                       1994, Mr. Aman was a Trust Officer
                                       with Central National Bank in
                                       Canajohaire, New York for 3 1/2 years
                                       and Union National Bank in
                                       Albany, New York for 15 years.

STATISTICAL DISCLOSURES UNDER GUIDE 3

Schedule I

Item I(A)    Average Balance Sheets




                                    December 31
                                 1995        1994          1993
ASSETS
  Cash and due from banks     $15,561     $16,348       $15,876
  Interest-bearing deposits     2,342       1,540         1,970
  Federal funds sold           16,113      21,221        32,341
  Investment securities
  -Taxable                     88,496     103,456        99,453
  Investment securities
  -Tax Exempt                  38,264      42,266        36,232
  Loans net of unearned
  income                      210,327     169,025       145,232
   Less: Allowance for
         loan losses            2,349        2,283        2,076
         Net loans            207,978      166,742      143,156
    Bank premises
     and equipment - net        5,819        5,109        5,038
    Other assets                8,525        7,839        7,999
                              -------      -------      -------
         TOTAL ASSETS        $383,098     $364,521     $342,065


LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits
   Interest-bearing demand deposits   $67,548    $58,201    $69,612
   Savings accounts                   146,401    152,539    140,599
   CD's - Over $100,000                37,258     24,498     26,853
   Non-interest bearing deposits       92,076     95,719     74,168
                                      -------    -------    -------
   Total Deposits                     343,283    330,957    311,232
   Other liabilities                    2,813      2,627      2,555
                                      -------    -------    -------
   Total Liabilities                  346,096    333,584    313,787


Shareholders' Equity
   Preferred stock                          0          0          0
   Common stock                         2,129      2,129      2,129
   Additional paid-in capital           2,241      2,252      2,210
   Retained earnings                   35,175     29,729     26,920
   Allowance for unrealized
    (losses)/gains                        750        125          0
                                      -------    -------    -------
                                       40,295     34,235     31,259
    Less:Treasury stock                 3,293      3,298      2,981
    Total Shareholders' Equity         37,002     30,937     28,278
    TOTAL LIAB. &                     -------    -------    -------
      SHAREHOLDERS' EQUITY           $383,098   $364,521   $342,065

GUIDE 3

Schedule II

Item I(B)     Analysis of Interest Earnings



          For The Years Ended December 31
 (In Thousands)                       1995           1994           1993
                                Interest   %   Interest    %  Interest   %
INTEREST EARNING ASSETS:
  Interest bearing deposits        $164  7.00%     $77   5.00%     $72  3.65%
  Federal funds sold                943  5.85%     876   4.13%     968  2.99%
  Investment securities
    Taxable                       5,720  6.46%   6,435   6.22%   6,477  6.51%
    Tax-exempt                    1,989  5.20%   2,218   5.25%   1,965  5.42%
     Loans                       19,396  9.33%  15,010   9.00%  13,754  9.61%
                                -------  ----- -------   ----- -------  -----
          Average Yield         $28,212  7.99% $24,616   7.34% $23,236  7.42%
INTEREST BEARING LIABILITIES:
  Interest on deposits:
    Demand & time
     deposits                    $2,837  4.20%  $2,358   4.05%  $3,168  4.55%
    Savings                       8,311  5.68%   7,018   4.60%   5,707  4.06%
    CD's - $100,000 or more       1,966  5.28%   1,355   5.53%   1,481  5.52%
                                 ------  -----  ------   -----  ------  -----
    Average Effective Rate Paid $13,114  5.22% $10,731   4.56% $10,356  4.37%
NET YIELD ON
 INTEREST-EARNING ASSETS        $15,098  4.22% $13,885   4.09% $12,880  4.06%

NOTES:

(1) Non-accrual loans are not included in the "Loans net of unearned income" amount used in the yield computation.
(2) No out-of-period items included in the calculation of the changes in interest income and interest expense.
(3)     Loan fees are immaterial.
(4)     Tax exempt income is not calculated on a tax equivalent basis.

GUIDE 3

Schedule III



Item I(C)(1)     Schedules of Interest Income & Expense Variance


For The Years Ended December 31
(In Thousands)                      1995             1994
                             INTEREST VARIANCE INTEREST VARIANCE
INTEREST INCOME:
 Interest-bearing deposits     $164      $87      $77      $5
 Federal funds sold             943       67      876    (92)
 Investment securities
  Taxable                     5,720    (715)    6,435    (42)
  Tax-exempt                  1,989    (229)    2,218     253
 Loans                       19,396    4,386   15,010   1,256
                            -------   ------  -------  ------
TOTAL INTEREST INCOME       $28,212   $3,596  $24,616  $1,380

Item I(C)(2)
INTEREST EXPENSE:

 Interest on deposits:
 Demand & time deposits      $2,837     $479   $2,358  $(810)
 Savings                      8,311    1,293    7,018   1,311
 CD's - $100,000 or more      1,966      611    1,355   (126)
                            -------   ------  -------  ------
TOTAL INTEREST EXPENSE      $13,114   $2,383  $10,731  $  375

Schedule IV


Item I(C)(2)(a) and (b)    Schedules of Volume Variance and Rate Variance


For The Years Ended December 31
(In Thousands)                          1995              1994
                                              VARIANCE
                                   VOLUME   RATE     VOLUME   RATE
                                     (a)     (b)      (a)      (b)
INTEREST INCOME:
  Interest-bearing deposits          $40     $31     $(16)     $27
  Federal funds sold               (211)     366     (333)     367
  Investment securities
   Taxable                         (931)     103      261    (291)
   Tax-exempt                      (210)       0      327     (64)
   Loans                           3,718     548    2,286      880
                                  ------  ------   ------   ------
TOTAL INTEREST INCOME             $2,406  $1,048   $2,525   $(841)

INTEREST EXPENSE:
  Interest on deposits:
   Demand & time deposits           $379     $86    $(519)  $(348)
   Savings                         (282)   1,641       485     762
   CD's - $100,000 or more           706    (62)     (130)       4
                                    ----  ------   -------    ----
TOTAL INTEREST EXPENSE              $803  $1,665   $ (164)    $418

GUIDE 3

Schedule V


Item I(C)(2)(c)     Schedules of Changes in Rate/Volume


                                  December 31, 1995
(In Thousands)              TOTAL    VOLUME    RATE   RATES/VOL
                           VARIANCE VARIANCE VARIANCE VARIANCE
                           -------- -------- -------- --------
INTEREST INCOME:
  Interest-bearing deposits     $87     $40     $31     $16
  Federal funds sold             67   (211)     366    (88)
  Investment securities
   Taxable                    (715)   (931)     103     113
   Tax-exempt                 (229)   (210)       0    (19)
  Loans                      4,386    3,718     548     120
                            ------   ------  ------    ----
TOTAL INTEREST INCOME       $3,596   $2,406  $1,048    $142
INTEREST EXPENSE:
  Interest on deposits:
   Demand & time deposits     $479     $379     $86     $14
   Savings                   1,293    (282)   1,641    (66)
   CD's - $100,000 or more     611      706    (62)    (33)
                            ------     ----  ------   -----
TOTAL INTEREST EXPENSE      $2,383     $803  $1,665   $(85)


                                     December 31, 1994
(In Thousands)              TOTAL    VOLUME    RATE   RATES/VOL
                           VARIANCE VARIANCE VARIANCE VARIANCE
                           -------- -------- -------- --------
INTEREST INCOME:
  Interest-bearing deposits     $5    $(16)     $27    $(6)
  Federal funds sold          (92)    (333)     367   (126)
  Investment securities
   Taxable                    (42)      261   (291)    (12)
   Tax-exempt                  253      327    (64)    (10)
  Loans                      1,256    2,282   (880)   (146)
                            ------     ----  ------   -----
TOTAL INTEREST INCOME       $1,380   $2,521  $(841)  $(300)
INTEREST EXPENSE:
  Interest on deposits:
   Demand & time deposits   $(810)   $(519)  $(348)     $57
   Savings                   1,311      485     762      64
   CD's - $100,000 or more   (126)    (130)       4       0
                            ------     ----  ------   -----
TOTAL INTEREST EXPENSE     $   375   $(164)    $418    $121

GUIDE 3

Schedule VI



Item II(A) and (B)     Investment Portfolio



                                          December 31,
(In Thousands)                      1995             1994       1993
                               Book     Average      Book       Book
                               Value     Yield       Value      Value
U.S. Treasury Securities:
Maturing within 1 year           $0                $18,117    $13,729
Maturing between 1-5 years   24,527     6.7158%     27,560     32,982
Maturing between 6-10 years       0                  1,991      9,879
TOTAL                       $24,527                 47,668     56,590

U.S. Government Agencies:
Maturing within 1 year        4,013     6.1120%          0      2,000
Maturing between 1-5 years    8,995     5.8487%     14,529     11,074
Maturing between 6-10 years  18,946     7.0253%      6,484      4,512
TOTAL                        31,954                 21,013     17,586
State and Political Subdivisions:
     Maturing within 1 year     4,785   6.2427%     10,727     10,948
     Maturing between 1-5 yrs  16,420   5.5512%     14,460     13,209
     Maturing between 6-10 yrs 12,021   6.0727%     16,154     17,349
     Maturing over 10 years        73   6.8011%         72         72
TOTAL                          33,299               41,413     41,578
Federal Reserve Stock             128   5.8600%        128        128
Other Securities:
  Maturing within 1 year        6,013   7.0736%      1,999      8,248
  Maturing between 1-5 years   15,917   6.2955%     19,266     18,907
  Maturing between 6-10 years   1,075   6.0727%      6,572      7,616
TOTAL                          23,005               27,837     34,771
Equity Securities
  Maturing within 1 year
  Maturing between 1-5 years
  Maturing between 6-10 years
TOTAL                               0                    0          0
Total Before Allowance For
Unrealized Gains              112,913              138,059    150,653
Less: Allowance for
Unrealized Gains                1,407                   85          0
TOTAL SECURITIES             $114,320             $138,144   $150,653

Item II(C) Securities With One Issuer Exceeding Ten Percent of Stockholders' Equity - NONE

GUIDE 3

Schedule VII     Analysis of Loans

Item III(A) - Types of Loans:
                                                December 31
(In Thousands)                1995      1994       1993      1992      1991
Real estate loans:
 1-4 Family Residential     $52,673   $48,443    $46,175   $48,231   $47,220
 Farmers                      2,337     1,832      1,370     1,054       905
 Other                       28,695    31,161     49,310    33,538    31,126
Loans to farmers              1,148     1,601      3,069     1,032     1,250
Commercial and industrial
 loans                       83,672    74,165     26,179    41,630    45,558
Loans to individuals:
 Credit cards                 1,661     1,562      1,281       814       579
 Other                       53,121    35,645     27,406    21,013    23,469
Lease financing receivables  10,059       219        507       564       454
 Total Loans                233,366   194,628    155,297   147,876   150,561
Less: Unearned income         1,253     2,110      3,955     6,282     8,039
Allowance for loan losses     2,413     2,146      2,135     1,888     1,288
Net Loans                  $229,700  $190,372   $149,207  $139,706  $141,234

Item III(B) - Maturities and Sensitivities of Loans to Changes in Interest Rates at December 31, 1995:
(In Thousands)
Domestic:                        Total Loans         Interest Rates
                                           Predetermined          Floating
Commercial, Financial and
    Agricultural
 Due in 1 year or less             $23,005    $13,592               $9,413
 Due after 1 year through 5 years   42,333     39,191                3,142
 Due after 5 years                  19,482     17,508                1,974
                                   $84,820    $70,291              $14,529
Item III(C) - Risk Elements
1.  Non-accrual, Past Due and Restructured Loans
                                                December 31
                               1995     1994       1993        1992     1991
(1)(a)
  Total non-accrual
  loans               $3,133,000 $2,298,000 $1,842,000 $2,080,000 $2,805,000
(1)(b)
  Accruing loans past due
  90 or more days     $2,043,000 $1,116,000    786,000         $0         $0
(1)(c)
   Troubled debt
   restructuring      $1,226,000 $1,147,000   $643,000    424,000         $0
(2)(I)
  Interest income
  that would have been
  recorded on
  non-accrual loans     $144,000   $104,000   $166,000   $139,000   $276,000
(2)(ii)
Interest recorded on
  non-accrual loans
  included in net income
  for the period              $0    $15,000    $12,000     $4,000    $24,000

(3) Registrant's policy for placing loans on non-accrual status - See
    Summary of Significant   Accounting Policies under heading "Loans"
    on Registrant's Consolidated Financial Statements for the year ended December 31, 1995, included in Item 8 of Form 10-K.
2.  Potential Problem Loans - None
      Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed under
      Item III of Industry Guide 3 do not represent or result from trends oruncertainties which Management reasonably expects will materially impact future operating results, liquidity, or capital resources or represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

3.  Foreign Outstanding Loans - None

4.  Loan Concentrations - See Item III (A)

 GUIDE 3
Schedule VIII(a)
Item III (C)(1)

     THE FARMERS AND MERCHANTS NATIONAL BANK OF BRIDGETON, NJ

CHARTER 9498     ANALYSIS OF REPRICING OPPORTUNITIES     DECEMBER 31, 1995


REPRICING OPPORTUNITIES
FOR:                          1 Day     3 Mo.  3-6 Mo.   6 Mo-One Yr.  1-5YRS
Total Loans and Leases       $7,947  $13,592  $11,796      $8,257    $127,571
Debt Securities                   0    3,024    1,464      10,353      65,183
Trading Account Assets            0        0        0           0           0
Other Interest-Bearing
  Assets                     27,800        0        0           0           0
Total Interest-             -------   ------   ------      ------     -------
 Bearing Assets              35,747   16,616   13,260      18,610     192,754
 Loan and Lease Loss
  Reserve                         0        0        0           0           0
Non-Accrual Loans                 0        0        0           0           0
All Other Assets
 Including Cash              18,981        0        0           0           0
                            -------  -------   -------     -------   --------
Total Assets                $54,728  $16,616   $13,260     $18,610   $192,754

Deposits in Foreign Offices       0        0         0           0          0
CDs over $100,000                 0  $12,376    $8,729      $9,829    $10,008
Other Time Deposits               0   35,516    16,770      22,560     25,257
MMDA Savings &
 Unregulated NOW                      13,554     8,987      17,830     40,370
Other Savings, ATS & Reg.
 NOW**                            0    5,520     5,520       5,520     27,599
Treasury Notes                    0        0         0           0          0
Mortgages & Capitalized Leases    0        0         0           0          0
Other Nondeposit Interest
 -Bearing Liabilities             0        0         0           0          0
                             ------   ------   ------      ------     -------
Total Interest-
 Bearing Liabilities             $0  $66,966  $40,006     $55,739    $103,234

Demand Deposits                   0  $28,416        0           0     $44,804
All Other Liabilities
                             ------   ------   ------      ------     -------
Total Liabilities                $0  $95,382  $40,006     $55,739    $148,038
Total Equity
 (Excluding Limited Life
  Pref.Stock)
Total Liabilities & Capital      $0  $95,382  $40,006     $55,739    $148,038
Net Positions-Total Assets  $54,728 $-78,766 $-26,746    $-37,129     $44,716
Less: Liabilities and
Capital
Cumulative Position Ratios              0.75     0.62        0.54        0.87
Total Assets                 54,728   71,344   84,604     103,214     295,968
Total Liabilities & Capital       0   95,382  135,388     191,127     339,165
                             ------   ------   ------      ------     -------
Total Assets Less
  Liabilities & Capital     $54,728 $-24,038 $-50,784    $-87,913    $-43,197



REPRICING OPPORTUNITIES
                                       All     Total
FOR:                        5 Yrs+    Other    Assets        %

Total Loans and Leases     $61,070        0  $230,233    56.95
Debt Securities             34,168      128   114,320    28.28
Trading Account Assets           0        0         0        0
Other Interest-Bearing
  Assets                         0        0    27,800     6.88
Total Interest-             -------   ------   ------   ------
 Bearing Assets              95,238      128  372,353    92.11
 Loan and Lease Loss
  Reserve                         0   -2,413   -2,413    -0.60
Non-Accrual Loans                 0    3,133    3,133      .78
All Other Assets
Including Cash                    0   12,186   31,167     7.71
                            -------  -------  -------   ------
Total Assets                $95,238  $13,034 $404,240   100.00

Deposits in Foreign Offices       0        0        0        0
CDs over $100,000                 0        0  $40,942    10.13
Other Time Deposits               0        0  100,103    24.76
MMDA Savings &
 Unregulated NOW              9,132        0   89,873    22.23
Other Savings, ATS & Reg.
 NOW**                       11,040        0   55,199    13.66
Treasury Notes                    0        0        0        0
Mortgages & Capitalized Leases    0        0        0        0
Other Nondeposit Interest
 -Bearing Liabilities             0        0        0        0
                             ------   ------   ------   ------
Total Interest-
 Bearing Liabilities        $20,172       $0 $286,117    70.78

Demand Deposits              $4,096        0  $77,316    19.13
All Other Liabilities             0    4,164    4,164     1.03
                             ------   ------   ------   ------
Total Liabilities           $24,268   $4,164 $367,597    90.94
Total Equity
(Excluding Limited Life
  Pref.Stock)                     0  $36,643  $36,643     9.06

                            ------- -------- --------     ----
Total Liabilities & Capital $24,268  $40,807 $404,240   100.00

Net Positions-Total Assets  $70,970 $-27,773
Less: Liabilities and
Capital
Cumulative Position Ratios     1.08
Total Assets                391,206  404,240
Total Liabilities & Capital 363,433  404,240
                             ------   ------   ------    ------
Total Assets Less
  Liabilities & Capital     $27,773        0

G A A P  TABLE FOOTNOTES**

1.)     These items are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.

2.)     In addition to the rate sensitivity characteristics of assets and supporting funds, sensitivity balances include assumptions for the potential balance volatility of certain deposit categories.

     Regular savings balances are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.
     However, in order to account for possible internal transfers to other deposit categories or the possibility of deposit disintermediation, a measure of variation has been determined for certain non-interest sensitive deposits.  Consequently, an amount representing this measure of variation for savings accounts has been treated as interest rate sensitive within three months, six months and one year and the remainder has been considered non-interest sensitive.

 GUIDE 3
Schedule VIII(a)
Item III (C)(1)

     THE FARMERS AND MERCHANTS NATIONAL BANK OF BRIDGETON, NJ

CHARTER 9498     ANALYSIS OF REPRICING OPPORTUNITIES     DECEMBER 31, 1994


REPRICING OPPORTUNITIES
FOR:                          1 Day     3 Mo.  3-6 Mo.   6 Mo-One Yr.  1-5YRS
Total Loans and Leases       $7,155  $12,925   $5,191      $10,264    $98,292
Debt Securities                   0    5,842    8,040       18,958     73,163
Trading Account Assets            0        0        0            0          0
Other Interest-Bearing
  Assets                     11,250        0        0            0          0
Total Interest-             -------   ------   ------       ------    -------
 Bearing Assets              18,405   18,767   13,231      289,222    171,455
 Loan and Lease Loss
  Reserve                         0        0        0           0           0
Non-Accrual Loans
All Other Assets
 Including Cash              20,982        0        0           0           0
                            -------  -------   -------     -------   --------
Total Assets                $39,387  $18,767   $13,231     $29,222   $171,455

Deposits in Foreign Offices      $0        0         0           0          0
CDs over $100,000                 0    6,633     5,707       4,655      5,148
Other Time Deposits               0   34,419    14,459      13,375     24,371
MMDA Savings &
 Unregulated NOW                  0   44,458    17,611      17,611          0
Other Savings, ATS & Reg.
 NOW**                            0    5,049     5,049       5,049          0
Treasury Notes                    0        0         0           0          0
Mortgages & Capitalized
Leases                            0        0         0           0          0
Other Nondeposit Interest
 -Bearing Liabilities
                             ------   ------   ------      ------     -------
Total Interest-
 Bearing Liabilities             $0  $90,559  $42,826     $40,690     $29,519
Demand Deposits                   0        0        0           0           0
All Other Liabilities             0        0        0           0           0
                             ------   ------   ------      ------     -------
Total Liabilities                $0  $90,559  $42,826     $40,690     $29,519
Total Equity
 (Excluding Limited Life
  Pref.Stock)                     0        0        0           0           0
                             ------   ------   ------      ------     -------
Total Liabilities & Capital      $0  $90,559  $42,826     $40,690     $29,519

Net Positions-Total Assets  $38,634 $-71,792 $-29,595    $-11,468    $141,936
Less: Liabilities and
Capital                           0        0        0           0           0
Cumulative Position Ratios              0.63     0.53        0.57        1.33
Total Assets                 38,634   57,401   70,632      99,854     217,309
Total Liabilities & Capital       0   90,559  133,385     174,075     203,594
                             ------   ------   ------      ------     -------
Total Assets Less
  Liabilities & Capital     $38,634 $-33,158 $-62,753    $-74,221     $67,715

REPRICING OPPORTUNITIES
                                       All     Total
FOR:                        5 Yrs+    Other    Assets        %

Total Loans and Leases     $58,503        0  $191,330    51.58
Debt Securities             31,853      288   138,144    37.05
Trading Account Assets           0        0         0        0
Other Interest-Bearing
  Assets                         0        0    12,250     3.02
Total Interest-             ------   ------    ------   ------
 Bearing Assets             90,356      288   341,724    91.64
 Loan and Lease Loss
  Reserve                         0   -2,146   -2,146    -0.58
Non-Accrual Loans                 0    2,298    2,298     0.62
All Other Assets
Including Cash                    0   10,038   31,020     8.32
                            -------  -------  -------   ------
Total Assets                $90,356  $10,478 $372,896   100.00

Deposits in Foreign Offices       0        0        0        0
CDs over $100,000                 0        0   22,153     5.94
Other Time Deposits               0        0   86,624    23.23
MMDA Savings &
 Unregulated NOW                  0        0   79,680    21.37
Other Savings, ATS & Reg.
 NOW**                            0   45,446   60,593    16.25
Treasury Notes                    0        0        0        0
Mortgages & Capitalized Leases    0        0        0        0
Other Nondeposit Interest
 -Bearing Liabilities             0        0        0        0
                             ------   ------   ------   ------
Total Interest-
 Bearing Liabilities             $0  $45,446 $249,040    66.79

Demand Deposits                  $0  $88,133  $88,183    23.65
All Other Liabilities             0    3,118    3,138     0.84
                             ------   ------   ------   ------
Total Liabilities                $0 $136,747 $340,341    91.27
Total Equity
(Excluding Limited Life
  Pref.Stock)                     0  $32,555  $32,555     8.73

                            ------- -------- --------     ----
Total Liabilities & Capital     $0  $169,302 $372,896   100.00

Net Positions-Total Assets  $90,356 -158,071
Less: Liabilities and
Capital
Cumulative Position Ratios     1.78
Total Assets                361,655  372,499
Total Liabilities & Capital 203,594  372,499
                             ------   ------   ------    ------
Total Assets Less
  Liabilities & Capital    $158,071        0

G A A P  TABLE FOOTNOTES**

1.)     These items are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.

2.)     In addition to the rate sensitivity characteristics of assets and supporting funds, sensitivity balances include assumptions for the potential balance volatility of certain deposit categories.

     Regular savings balances are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.
     However, in order to account for possible internal transfers to other deposit categories or the possibility of deposit disintermediation, a measure of variation has been determined for certain non-interest sensitive deposits.  Consequently, an amount representing this measure of variation for savings accounts has been treated as interest rate sensitive within three months, six months and one year and the remainder has been considered non-interest sensitive.

GUIDE 3
Schedule VIII(a)
Item III (C)(1)

     THE FARMERS AND MERCHANTS NATIONAL BANK OF BRIDGETON, NJ

CHARTER 9498     ANALYSIS OF REPRICING OPPORTUNITIES     DECEMBER 31, 1993


REPRICING OPPORTUNITIES
FOR:                          1 Day     3 Mo.  3-6 Mo.   6 Mo-One Yr.  1-5YRS
Total Loans and Leases       $8,676   $7,928   $5,046      $7,181     $72,159
Debt Securities                   0    4,379   11,797      18,749      76,172
Trading Account Assets            0        0        0           0           0
Other Interest-Bearing
  Assets                     29,800        0        0           0           0
Total Interest-              ------   ------   ------      ------     -------
 Bearing Assets              38,476   12,307   16,843      25,930     148,331
Loan and Lease Loss
  Reserve                         0        0        0           0           0
Non-Accrual Loans                 0        0        0           0           0
All Other Assets
 Including Cash              17,353        0        0           0           0
                            -------  -------   -------    -------    --------
Total Assets                $55,829   $12,307  $16,843    $25,930    $148,331

Deposits in Foreign Offices      $0        0         0          0           0
CDs over $100,000                 0    5,588     3,525      5,258      12,057
Other Time Deposits               0   33,908    14,616     12,293      25,268
MMDA Savings &
 Unregulated NOW                  0   83,152         0          0           0
Other Savings, ATS & Reg.
 NOW**                            0    4,883     4,883      4,883           0
Treasury Notes                    0        0         0          0           0
Mortgages & Capitalized
Leases                            0        0         0          0           0
Other Nondeposit Interest
 -Bearing Liabilities             0        0         0          0           0
                             ------   ------   ------      ------     -------
Total Interest-
 Bearing Liabilities             $0  127,531  $23,024     $22,434     $37,325
Demand Deposits                   0        0        0           0           0
All Other Liabilities             0        0        0           0           0
                             ------   ------   ------      ------     -------
Total Liabilities                $0  127,531  $23,024     $22,434     $37,325
Total Equity
 (Excluding Limited Life
  Pref.Stock)                     0        0        0           0           0
                             ------   ------   ------      ------     -------
Total Liabilities & Capital      $0  127,531  $23,024     $22,434     $37,325

Net Positions-Total Assets  $55,829 -115,224  $-6,181      $3,496    $111,006
Less: Liabilities and
Capital                           0        0        0           0           0
Cumulative Position Ratios              0.53     0.56        0.64        1.23
Total Assets                 55,829   68,136   54,979     110,909     259,240
Total Liabilities & Capital       0  127,531  150,555     172,989     210,314
                             ------   ------   ------      ------     -------
Total Assets Less
  Liabilities & Capital     $55,829 $-59,395 $-65,576    $-62,080     $48,926

REPRICING OPPORTUNITIES
                                       All     Total
FOR:                        5 Yrs+    Other    Assets        %

Total Loans and Leases     $52,465        0  $153,455    42.79
Debt Securities             39,428      128   150,653    42.01
Trading Account Assets           0        0         0        0
Other Interest-Bearing
  Assets                         0        0    29,800     8.30
Total Interest-             ------   ------    ------   ------
 Bearing Assets             91,893      128   333,908    93.10
 Loan and Lease Loss
  Reserve                        0   -2,135    -2,135    -0.51
Non-Accrual Loans                0    2,298     2,298     0.62
All Other Assets
 Including Cash                  0    7,684    25,037     6.99
                            -------  -------  -------   ------
Total Assets               $91,893   $7,519  $358,652   100.00

Deposits in Foreign Offices      0        0         0        0
CDs over $100,000                0        0    26,428     7.34
Other Time Deposits              0        0    86,085    24.00
MMDA Savings &
 Unregulated NOW                 0        0    83,152    23.19
Other Savings, ATS & Reg.
 NOW**                           0   43,953    58,602    16.34
Treasury Notes                   0        0         0        0
Mortgages & Capitalized Leases   0        0         0        0
Other Nondeposit Interest
 -Bearing Liabilities            0        0         0        0
                             -----   ------    ------   ------
Total Interest-
 Bearing Liabilities            $0  $43,953  $254,267    70.90

Demand Deposits                 $0  $72,994   $72,994    20.35
All Other Liabilities            0    2,365     2,365     0.66
                            ------   ------    ------   ------
Total Liabilities               $0 $119,312  $329,626    91.91
Total Equity
(Excluding Limited Life
  Pref.Stock)                    0  $29,026   $29,026     8.09

                           ------- --------  --------     ----
Total Liabilities & Capital     $0 $148,338   358,652   100.00

Net Positions-Total Assets $91,893  -140,819
Less: Liabilities and
Capital
Cumulative Position Ratios     1.67
Total Assets                351,133  358,652
Total Liabilities & Capital 210,314  358,652
                             ------   ------   ------    ------
Total Assets Less
  Liabilities & Capital    $140,819        0

G A A P  TABLE FOOTNOTES**

1.)     These items are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.

2.)     In addition to the rate sensitivity characteristics of assets and supporting funds, sensitivity balances include assumptions for the potential balance volatility of certain deposit categories.

     Regular savings balances are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.
     However, in order to account for possible internal transfers to other deposit categories or the possibility of deposit disintermediation, a measure of variation has been determined for certain non-interest sensitive deposits.  Consequently, an amount representing this measure of variation for savings accounts has been treated as interest rate sensitive within three months, six months and one year and the remainder has been considered non-interest sensitive.

GUIDE 3
Schedule VIII(a)
Item III (C)(1)

     THE FARMERS AND MERCHANTS NATIONAL BANK OF BRIDGETON, NJ

CHARTER 9498     ANALYSIS OF REPRICING OPPORTUNITIES     DECEMBER 31, 1992


REPRICING OPPORTUNITIES
FOR:                          1 Day     3 Mo.  3-6 Mo.   6 Mo-One Yr.  1-5YRS
Total Loans and Leases      $13,427   $7,397   $6,629      $6,629     $73,880
Debt Securities               5,159    6,875   11,373      10,210      63,827
Trading Account Assets            0        0        0           0           0
Other Interest-Bearing
  Assets                     37,100        0        0           0           0
Total Interest-              ------   ------   ------      ------     -------
 Bearing Assets              55,686   14,269   15,420      16,839     137,707
Loan and Lease Loss
  Reserve                         0        0        0           0           0
Non-Accrual Loans
All Other Assets
 Including Cash              19,235        0        0           0           0
                            -------  -------   ------     -------    --------
Total Assets                $74,921  $14,269  $15,420     $16,839    $137,707

Deposits in Foreign Offices      $0        0         0          0           0
CDs over $100,000                 0   17,563     4,581      2,050      15,640
Other Time Deposits               0   37,557    16,555     10,514      20,354
MMDA Savings &
 Unregulated NOW                  0   64,550         0          0           0
Other Savings, ATS & Reg.
 NOW**                            0        0         0          0           0
Treasury Notes                    0        0         0          0           0
Mortgages & Capitalized
Leases                            0        0         0          0           0
Other Nondeposit Interest
 -Bearing Liabilities
                             ------   ------   ------      ------     -------
Total Interest-
 Bearing Liabilities             $0  119,670  $21,136     $12,564     $35,994
Demand Deposits                   0        0        0           0           0
All Other Liabilities             0        0        0           0           0
                             ------   ------   ------      ------     -------
Total Liabilities                $0  119,670  $21,136     $12,564     $35,994
Total Equity
 (Excluding Limited Life
  Pref.Stock)                     0        0        0           0           0
                             ------   ------   ------      ------     -------
Total Liabilities & Capital      $0  119,670  $21,136     $12,564     $35,994

Net Positions-Total Assets  $74,921 -105,401  $-5,716      $4,275    $101,713
Less: Liabilities and
Capital                           0        0        0           0           0
Cumulative Position Ratios              0.75     0.74        0.79        1.37
Total Assets                 74,921   89,190  104,610     121,449     259,156
Total Liabilities & Capital       0  119,670  140,806     153,370     189,364
                             ------   ------   ------      ------     -------
Total Assets Less
  Liabilities & Capital     $74,921 $-30,480 $-36,196    $-31,921     $69,792

REPRICING OPPORTUNITIES
                                       All     Total
FOR:                        5 Yrs+    Other    Assets        %

Total Loans and Leases     $40,329        0  $145,709    44.32
Debt Securities             23,827      128   121,396    39.92
Trading Account Assets           0        0         0        0
Other Interest-Bearing
  Assets                         0        0    37,100    11.28
Total Interest-             ------   ------    ------   ------
 Bearing Assets             64,156      128   304,205    92.53
 Loan and Lease Loss
  Reserve                        0   -1,888    -1,888    -0.57
Non-Accrual Loans                0    2,080     2,080     0.63
All Other Assets
 Including Cash                  0    5,137    24,732     7.41
                            ------   ------   -------   ------
Total Assets               $64,156   $5,457  $328,769   100.00

Deposits in Foreign Offices      0        0         0        0
CDs over $100,000                0        0    39,834    12.12
Other Time Deposits              0        0    84,980    25.85
MMDA Savings &
 Unregulated NOW                 0        0    64,550    19.63
Other Savings, ATS & Reg.
 NOW**                           0   44,870    44,870    13.65
Treasury Notes                   0        0         0        0
Mortgages & Capitalized Leases   0        0         0        0
Other Nondeposit Interest
 -Bearing Liabilities            0        0         0        0
                             ------   ------   ------   ------
Total Interest-
 Bearing Liabilities            $0  $44,870  $234,234    71.25

Demand Deposits                 $0  $66,909   $66,909    20.35
All Other Liabilities            0    1,637     1,637     0.50
                            ------   ------    ------   ------
Total Liabilities               $0 $113,416  $302,780    92.10
Total Equity
(Excluding Limited Life
  Pref.Stock)                    0  $25,989   $25,989     7.90

                           ------- --------  --------     ----
Total Liabilities & Capital     $0 $139,405   328,769   100.00

Net Positions-Total Assets  $64,156 -133,948
Less: Liabilities and
Capital
Cumulative Position Ratios     1.71
Total Assets                323,312  328,769
Total Liabilities & Capital 189,364  328,769
                             ------   ------   ------    ------
Total Assets Less
  Liabilities & Capital    $133,948        0

G A A P  TABLE FOOTNOTES**

1.)     These items are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.

2.)     In addition to the rate sensitivity characteristics of assets and supporting funds, sensitivity balances include assumptions for the potential balance volatility of certain deposit categories.

     Regular savings balances are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.
     However, in order to account for possible internal transfers to other deposit categories or the possibility of deposit disintermediation, a measure of variation has been determined for certain non-interest sensitive deposits.  Consequently, an amount representing this measure of variation for savings accounts has been treated as interest rate sensitive within three months, six months and one year and the remainder has been considered non-interest sensitive.

GUIDE 3
Schedule VIII(a)
Item III (C)(1)

     THE FARMERS AND MERCHANTS NATIONAL BANK OF BRIDGETON, NJ

CHARTER 9498     ANALYSIS OF REPRICING OPPORTUNITIES     DECEMBER 31, 1991


REPRICING OPPORTUNITIES
FOR:                          1 Day     3 Mo.  3-6 Mo.   6 Mo-One Yr.  1-5YRS
Total Loans and Leases      $15,634  $14,439   $9,490     $17,477     $77,884
Debt Securities              15,041    1,060    5,425       3,488      46,200
Trading Account Assets            0        0        0           0           0
Other Interest-Bearing
  Assets                     17,700        0        0           0           0
Total Interest-              ------   ------   ------      ------     -------
 Bearing Assets              48,375   15,499   14,915      20,965     124,084
Loan and Lease Loss
  Reserve                         0        0        0           0           0
Non-Accrual Loans
All Other Assets             17,764        0        0           0           0
                            -------  -------   ------     -------    --------
Total Assets                $66,139  $15,499  $14,915     $20,965    $124,084

Deposits in Foreign Offices      $0        0         0          0           0
CDs over $100,000                 0   14,412    10,047      9,535       6,411
Other Time Deposits               0   35,956    17,850     12,269      12,663
MMDA Savings &
 Unregulated NOW                  0   65,204         0          0           0
Other Savings, ATS & Reg.
 NOW**                            0        0         0          0           0
Treasury Notes                    0        0         0          0           0
Mortgages & Capitalized
Leases                            0        0         0          0           0
Other Nondeposit Interest
 -Bearing Liabilities
                             ------   ------   ------      ------     -------
Total Interest-
 Bearing Liabilities             $0  115,572  $27,897     $21,804     $19,074

Demand Deposits                   0        0        0           0           0
All Other Liabilities             0        0        0           0           0
                             ------   ------   ------      ------     -------
Total Liabilities                $0  115,572  $27,897     $21,804     $19,074
Total Equity
 (Excluding Limited Life
  Pref.Stock)                     0        0        0           0           0
                             ------   ------   ------      ------     -------
Total Liabilities & Capital      $0  115,572  $27,895     $21,804     $19,074

Net Positions-Total Assets   66,139 -100,073 $-12,982       $-839    $105,010
Less: Liabilities and
Capital                           0        0        0           0           0
Cumulative Position Ratios        0        0        0           0           0
Total Assets                 66,139   81,638   96,553     117,518     241,602
Total Liabilities & Capital       0  115,572  143,469     165,273     184,347
                             ------   ------   ------      ------     -------
Total Assets Less
  Liabilities & Capital     $66,139 $-33,934 $-46,916    $-47,755     $57,255

REPRICING OPPORTUNITIES
                                       All     Total
FOR:                        5 Yrs+    Other    Assets        %

Total Loans and Leases     $12,666        0  $147,590    51.31
Debt Securities             30,132      128   101,474    35.28
Trading Account Assets           0        0         0        0
Other Interest-Bearing
  Assets                         0        0    17,700     6.15
Total Interest-             ------   ------    ------   ------
 Bearing Assets             42,798      128   266,764    92.75
 Loan and Lease Loss
  Reserve                        0   -1,288    -1,288    -0.45
Non-Accrual Loans                0    2,805     2,805     0.98
All Other Assets
 Including Cash                  0    1,585    19,349     6.73
                            ------   ------   -------   ------
Total Assets               $42,798   $3,230  $287,630   100.00

Deposits in Foreign Offices      0        0         0        0
CDs over $100,000                0        0    40,405    14.05
Other Time Deposits              0        0    78,738    27.37
MMDA Savings &
 Unregulated NOW                 0        0    65,204    22.67
Other Savings, ATS & Reg.
 NOW**                           0   23,543    23,543     8.19
Treasury Notes                   0        0         0        0
Mortgages & Capitalized Leases   0        0         0        0
Other Nondeposit Interest
 -Bearing Liabilities            0        0         0        0
                             ------   ------   ------   ------
Total Interest-
 Bearing Liabilities            $0  $23,543  $207,890    72.28

Demand Deposits                 $0  $54,463   $54,463    18.94
All Other Liabilities            0    1,724     1,724     0.60
                            ------   ------    ------   ------
Total Liabilities               $0  $79,730  $264,077    91.81
Total Equity
(Excluding Limited Life
  Pref.Stock)                    0  $23,553   $23,553     8.19

                           ------- --------  --------     ----
Total Liabilities & Capital     $0 $103,283  $287,630   100.00

Net Positions-Total Assets  $42,798 -100,053
Less: Liabilities and
Capital
Cumulative Position Ratios        0
Total Assets                284,400  287,630
Total Liabilities & Capital 184,347  287,630
                             ------   ------   ------    ------
Total Assets Less
  Liabilities & Capital    $100,053        0

G A A P  TABLE FOOTNOTES**

1.)     These items are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.

2.)     In addition to the rate sensitivity characteristics of assets and supporting funds, sensitivity balances include assumptions for the potential balance volatility of certain deposit categories.

     Regular savings balances are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.
     However, in order to account for possible internal transfers to other deposit categories or the possibility of deposit disintermediation, a measure of variation has been determined for certain non-interest sensitive deposits.  Consequently, an amount representing this measure of variation for savings accounts has been treated as interest rate sensitive within three months, six months and one year and the remainder has been considered non-interest sensitive.

GUIDE 3
Schedule IX
Item IV (A)(1)

     SUMMARY OF LOAN LOSS EXPERIENCE


(In Thousands)     For The Years Ended December 31,
                                    1995     1994     1993     1992     1991
Balances at beginning of year     $2,146   $2,135   $1,888   $1,288   $1,120
Loan charge-offs:
 Mortgage loans                       17      151      288       14       50
 Installment loans                   414      265      116      231        3
 Commercial loans                    638      383      296      413      525
Total charge-offs                  1,069      799      700      658      728
Recoveries of loans previously
 charged off:
 Mortgage loans                        2        2       33        0        0
 Installment loans                    51       49       62       52       54
 Commercial loans                     17       34       52      215       17
 Total recoveries                     70       85      147      267       71
NET CHARGE-OFFS                      999      714      553      391      657
Allowance charged to operations     ,266      725      800      991      825
Balances at end of year           $2,413   $2,146   $2,135   $1,888   $1,288
Average loans outstanding
 during year                    $211,398 $171,887 $149,842 $164,172 $172,110
Ratio of net charge-offs to
average loans outstanding
during the year                   0.473%   0.415%   0.369%   0.238%   0.382%


Item IV(B)     Allocation of Allowance for Loan Losses

  The allowance for loan losses is maintained at a level considered by Management to be adequate to provide for losses which may be incurred on loans currently held based on a detailed evaluation of the loan portfolio, historical experience, current economic trends and other factors relevant to the collectibility of the loans in the portfolio. Credit risk, the risk that a borrower will fail to perform to the loan agreement, is managed by limiting the total amount of loans outstanding and by applying normal credit policies to all lending activities. Collateral is obtained based on Management's credit assessment of the customer. Loans are further subject to interest rate risk and risk from geographic concentration of lending activities. Interest rate risk is managed through various asset/liability management techniques. Loan policies and administration are designed to provide assurance that loans will only be granted to creditworthy borrowers, although credit losses are expected to occur because of subjective factors and factors beyond the control of the Bank. The Bank is mandated by the Community Reinvestment Act and other regulations to conduct most of its lending activities within the geographic area where it is located. As a result, the Bank and its borrowers may be vulnerable to the consequences of changes in the local economy. Anticipated amounts of loan charge-offs for the fiscal year are estimated to be an amount equal to the current fiscal year.

GUIDE 3

Schedule X

Item V(A) - Average Deposits



                                               December 31
(In Thousands)                   1995            1994              1993
                            AVG. AMT.  %     AVG. AMT.  %     AVG. AMT.  %
Non-interest bearing
  demand deposits           $92,076  0.0     $95,719  0.0     $74,168  0.0
Interest bearing
  demand deposits            67,548  4.2      58,201  4.1      69,612  4.6
Savings accounts            146,401  5.7     152,539  4.6     140,599  4.1
CD's - Over $100,000         37,258  5.3      24,498  5.5      26,853  5.5
Total Average Deposits     $343,283  5.2    $330,957  4.6    $311,232  4.4

Item V(D) - Deposits
Summary
(In Thousands)                                                       1995
                                                                     ----
Demand deposits
  Non-interest bearing                                            $77,316
  Interest bearing                                                 89,873
(Money Market and N.O.W. Accounts)
Savings deposits                                                   55,199
Time deposits                                                     141,045
Total Deposits                                                   $363,433

The remaining maturity on certificates of deposit of $100,000 or more is presented below:

(In Thousands)                                                      1995
    Maturity                                                        ----

3 months or less                                                 $12,376
3 months to 6 months                                               8,729
6 to 12 months                                                     9,829
Over 12 months to 5 years                                         10,008
Over  5 years                                                          0
                                                                 -------
Total                                                            $40,942

GUIDE 3

Schedule XI

Item VI - Return on Equity and Assets



                                          December 31
                                    1995     1994     1993
(1)     Return on assets           1.27%     1.23%    1.19%
(2)     Return on equity          13.11%    14.47%   14.38%
(3)     Dividend payout ratio     22.57%    23.47%   24.46%
(4)     Equity to assets ratio     9.66%     8.49%    8.27%

Item 2.     Properties

The following table sets forth the location and principal offices of Registrant and its subsidiary.


       Location                                   Use


 Bridgeton, New Jersey           Executive Offices and Main Bank Office
 Bridgeton, New Jersey           Branch Office (West Broad Street)
 Bridgeton, New Jersey           Operations Center and Computer Facilities
*Upper Deerfield, New Jersey     Branch Office (Carll's Corner)
 Upper Deerfield, New Jersey     Branch Office (Seabrook)
 Fairton, New Jersey             Branch Office
 Penns Grove, New Jersey         Branch Office
 Pennsville, New Jersey          Branch Office
 Rosenhayn, New Jersey           Branch Office
*Vineland, New Jersey            Branch Office (Cumberland Mall)
*Millville, New Jersey           Branch Office
 Millville (Airport), New Jersey Branch Office
 Wilmington, Delaware            Administrative Office for F&M Investment
                                 Company
*Salem City, New Jersey          Branch Office
 Washington Township, New Jersey Branch Office
 Cedarville, New Jersey          Branch Office

*Leased Property

    Registrant owns substantially all properties used in its business Branch office leases are less than $100,000 annually, and Management does not foresee any material changes in terms or amounts of leased property or the ability to renew applicable leases.

  None of the owned principal properties are subject to any major encumbrance material to the operations of Registrant.

    All facilities are in good condition and are adequate and suitable for Registrant's business. Management believes that the capacity of the offices is such that no additional office space will be needed in the foreseeable future for administration purposes.
In 1996, the Company will open a recently renovated building at the Upper Deerfield (Carll's Corner) location replacing the existing branch. Additional branch offices may be opened in the future when Management deems it necessary for meeting customer needs, expansion and growth.

Item 3.     Legal Proceedings

          None

Item 4.     Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders of Registrant during the fourth quarter of fiscal year 1995.

                             PART II

Item 5.     Market for the Registrant's Common Equity and Related
Stockholder Matters

Market Information for Common Stock.

  Registrant's common stock is inactively traded on a local basis, and the range of sales prices known to Management based on quotes from the National Quotation Bureau and transactions noted in the transfer and issuance of Registrant's common stock certificates, for each quarter during the two most recent years are as follows:

                               1995                 1994
                         High        Low       High        Low
First Quarter           $31.50     $31.25     $27.50     $25.50
Second Quarter          $31.50     $31.25      30.00      27.00
Third Quarter           $33.50     $31.50      31.75      30.00
Fourth Quarter          $37.00     $33.00      31.75      31.00

Holders

          At March 14, 1996, there were 526 holders of record of Registrant's common stock.

Dividends

    Registrant declared cash dividends of $0.50 per share payable to its common shareholders on June 30, 1995 and December 31,
 1995, for a total of $1.00 per share or approximately $1,093,000.

    Registrant declared cash dividends of $.48 per share payable to its common shareholders on June 30, 1994 and December 31, 1994, respectively, for a total of $.96 per share or approximately $1,054,000.

    For restriction on dividends, see Note 7 to the consolidated financial statements.

Item 6.     Selected Financial Data

    The following table presents selected financial data of the Registrant. The historical data should be read in conjunction with the consolidated financial statements and the related notes thereon in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

     (In Thousands Except Per Share Data)
        1995        1994        1993       1992       1991
Operating Revenue     $29,689   $26,199   $24,693   $24,650   $25,380
Operating Expense     $23,137   $20,311   $19,215   $20,164   $21,476
Income Taxes           $1,700    $1,411    $1,411      $935      $740
Net Income             $4,852    $4,477    $4,067     3,551    $3,164
Earnings Per Common
  Share                 $4.43     $4.09    $3.68      $3.18     $2.84
Cash Dividend Per
  Share                 $1.00      $.96     $.90       $.80      $.75
Investment
  Securities         $114,320  $138,144  150,653   $121,446  $101,473
Loans - Net          $229,700  $190,372 $149,207   $139,706  $141,234
Total Assets         $404,240  $372,896 $358,652   $329,924  $288,383
Total Deposits       $363,433  $337,223 $327,261   $301,143  $262,353
Stockholders' Equity  $36,643   $32,555  $29,026    $26,554   $23,603
Book Value Per Share   $33.78    $29.62   $26.49     $23.72    $21.15

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 OF THE COMPANY AND OF THE BANK


     The following discussion and analysis presents the more significant factors affecting the financial condition and results of operations of the Company and the Bank for the years ended December 31, 1993, 1994, and 1995.

     This discussion and analysis should be read in conjunction with the financial statements, footnotes and other financial information appearing elsewhere in this filing. All numbers have been rounded to the nearest thousand. The term "Company" for all purposes includes the "Bank" which is the Company's only subsidiary.


                         Financial Performance Overview

     Return on assets ("ROA") and return on equity ("ROE"), are key indicative profitability factors of the Company.

     ROA for the Company was 1.27% in 1995, as compared to 1.23% in 1994, and 1.19% in 1993. ROE for the Company was 13.11% in 1995, as compared to 14.47% in 1994, and 14.38% in 1993. The increase in the 1995 ROA is attributable to the increase in the Company's loan to deposit ratio as more assets moved from lower interest earning investment securities to higher interest earning loans. The current level of ROA is largely a result of higher net interest income as well as a reduction in the FDIC assessments and net investment security gains partly offset by the increased administration costs and provision for loan losses in handling a substantial increase in Total Loans and the Company's larger branch network. The decrease in ROE in 1995 from 1994 was largely a result of the Company's continued strong capital growth.

     The steady increase in the Allowance for Loan Losses account indicates that the Company has experienced an increase in the amount of total loans, which are primarily secured by collateral, and made adequate provisions thereto. The Allowance for Loan Losses increased by $267,000 or 12.44% in 1995, $11,000 or 0.52% in 1994, and $247,000 or 13.08% in
1993 from their respective preceding years. Net interest income after provision for loan losses increased by $672,000 or 5.11% in 1995, $1,080,000 or 8.94% in 1994, and $812,000 or 7.21% in 1993 and is further detailed below. Total Non-Interest Income increased $435,000 or an 18.85% increase in 1995 as compared to 1994 and $52,000 or a 2.31% increase in 1994 as compared to 1993. Total Non-Interest Expenses increased $443,000 or 4.62% in 1995 as compared to 1994 and $722,000 or 8.15% in 1994 as compared to 1993 and is further detailed below.

                           Results of Operations

     The Company had consolidated net income of $4,852,000 in 1995 and $4,477,000 in 1994 as compared to consolidated net income of $4,067,000 for the year ended December 31, 1993.

     The 8.38% increase in net income in 1995 as compared to 1994 was primarily a result of the increased net interest income resulting from the movement of new deposits and maturing investments into a higher yielding loan portfolio and the decrease in FDIC insurance premiums. Additionally, the Bank realized a net gain on the sale of investment securities. These factors were partially offset by the increased administration costs and provision for loan losses attributable to handling a larger loan base and an increased branch network.

     The following is a comparison of the consolidated earnings per share of Common Stock of the Company for the years ended December 31, 1995, 1994, and 1993.

                                   Year ended December 31,
                                   1995          1994          1993

          Earnings Per Share      $4.43         $4.09         $3.68
     Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.


                                 Loans

     The Company had $233,366.00 in Total Loans at December 31, 1995, $194,628,000 in Total Loans at December 31, 1994, and $155,297,000 in
Total Loans at December 31, 1993.

     The majority of the Company's loans are made in Gloucester, Salem and Cumberland Counties which constitute its primary service area. Although the Company's business is concentrated in three counties, its loan portfolio is diversified and well collateralized. The Company grants agribusiness, commercial, residential, consumer loans, and lease financing.

     Standby letters of credit amounting to $3,061,000, $2,841,000, and $1,632,000, were outstanding as of December 31, 1995, 1994 and 1993, respectively. Loan commitments and unused lines of credit outstanding as of December 31, 1995, 1994 and 1993 were $13,930,000, $12,526,000, and
$23,698,000, respectively.

     During 1995, 3,142 new loans totaling $81,891,000 were booked which includes refinancing of existing loans.

     The increase in the amount of total loans over last year reflects an increased demand for credit in the Company's market area despite a local economy that continues to be weak and continued burdensome governmental regulations which inhibit economic development. This increase appears to be the result of pent-up loan demand taking advantage of more favorable interest rates and emerging from a recessionary period. Loan growth, however, exceeded deposit growth and hence the Company's decreased investment in securities at a lower rate of return and increased placement of funds in higher yielding loans.

     The Company's loan portfolio is distributed as follows: Real Estate Mortgage Loans 35.87%, Agricultural and Commercial Loans 36.35%,
Installment and Consumer Credit 23.47%, Lease Loans 4.31%.


                            Interest Income


     The interest income of the Company is composed of interest earned on loans and credit cards and interest earned and dividends received on its investment securities. The Company had consolidated interest income from its loans and investment securities of $28,212,000, $24,616,000, and $23,236,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's interest income increased 14.61% in 1995 from 1994 and increased 5.94% in 1994 from 1993. The increase in interest income in 1995 is mainly attributable to a $4,386,000 increase in interest income earned on loans and leases as a result of the increase in deposits and reinvestment of maturing securities being utilized for lending purposes.

     The Company's investment portfolio decreased by $23,824,000 or 17.25% in 1995 from 1994. Interest income on investment securities decreased in the amount of $944,000 or 10.91% in 1995. This decrease in interest income on investment securities was a result of a smaller investment portfolio which produced smaller earnings. In 1994, the Company's investment portfolio decreased by $12,509,000 or 8.30% over 1993, however, higher interest earning issues substantially contributed to the 1993 increase in interest income of $211,000.

     The moderate increase in total deposits in 1995 as compared to 1994, along with a substantial increase in the demand for loans, resulted in a large portion of the increased deposits and maturing investments being placed in the Company's loan portfolio with the remainder placed in federal funds sold.

     This loan demand resulted from the economy of the Company's service area emerging from a recessionary period and demonstrating improved moderate growth.


                             Net Interest Income


     "Net Interest Income", the difference between interest income and interest expense, is a significant component of performance of a banking organization. Net interest income was $15,098,000 for the year ended December 31, 1995, an increase of $1,213,000 or 8.74% over 1994. Net interest income was $13,885,000 for the year ended December 31, 1994, an increase of $1,005,000 or 7.80% over the net interest income of $12,880,000 for the year ended December 31, 1993.

      Management attributes the reasons for the increases in net interest income in 1995 primarily to the substantial increase in the amount of interest income on higher yielding loans and the moderate increase in the amount of interest expense paid on total time deposits as a result of an increase in the interest rates during 1995 and the repricing of the loans at a more rapid rate than deposits.


                             Non-Interest Income


     "Non-Interest Income" consists primarily of service fees on deposit accounts, Trust Department income, commissions, collection fees, credit card fees, and rental income from safe deposit boxes. The Company's non-interest income was $2,743,000 for the year ended December 31, 1995. The Company's non-interest income was $2,308,000 for the year ended December 31, 1994, and $2,256,000 for the year ended December 31, 1993. The Company's non-interest income has remained relatively stable during the three-year period ended December 31, 1995, except for the $360,000 gain on the sale of securities enjoyed by the Company in 1995.


                             Non-Interest Expenses


     "Non-Interest Expenses" consist of salaries and employee benefits, occupancy, equipment, FDIC assessments and other miscellaneous expenses such as stationery and supplies, professional fees, postage, advertising, etc. The Company's non-interest expense was $10,023,000, $9,580,000, and $8,858,000 for the years ended December 31, 1995, 1994, and 1993, respectively. The 4.62% increase in non-interest expense in 1995 from 1994 was mainly a result of increases in payroll expense and occupancy and equipment expenses. These expenses increased primarily as a result of the costs to administer the increased loans and deposits realized by the Company in 1995 from 1994 and the costs associated with expanding the Company's branch facilities in 1995 and 1994. Also, the Office of the Comptroller of the Currency Exam and FDIC assessments have decreased by $333,000 or 41.32% from 1994 to 1995. Additionally, new branch banks at Hurffville, Washington Township, New Jersey, and Cedarville, Lawrence Township, New Jersey, were established and opened for business in 1995.

     The opening of new branch locations results in a substantial increase in initial costs such as building and personnel expense. These costs will be recouped over time by future revenues generated by these locations.


                            Income Tax Expense

     Income tax expense was $289,000 higher in 1995 than 1994 due to an increase in taxable income of $664,000 in 1995. Taxable income increased in 1995 due to a substantial decrease in the FDIC insurance premiums paid by the Company on its deposits and the realization of a net gain on the sale of investment securities;

 however, this was partially offset by an increase in the provision for loan losses attributable to handling a larger loan base. Income tax expense for each of 1994 and 1993 was $1,411,000 even though income before taxes was higher in 1994 than 1993. This result was primarily due to the greater percentage of bad debt expense being deductible on the 1994 tax return. The increased amount of loans booked in 1994 permitted the increase in the amount of bad debt expense that was deductible under the applicable tax regulations.

     During 1993, the Company adopted SFAS-109 which changed the method of accounting for income taxes to a balance sheet approach which requires recognition of certain deferred tax assets and liabilities meeting specified criteria. The effect of the change in accounting principles as a result of the adoption of SFAS-109 was immaterial for both balance sheet and income statement purposes.


                        Deposit Accounts


     "Total Deposit Accounts" is composed of demand (non-interest bearing) deposits, Money Market accounts, Super NOW accounts, savings accounts, jumbo ($100,000 and over) time accounts and other time deposits. The Company had $363,433,000 in total deposits in 1995, an increase of $26,210,000 or 7.77%, $337,223,000 in total deposits at year end 1994, a $9,962,000 increase or 3.04% increase from the $327,261,000 total deposits at year end 1993. The increase in the total deposits in 1995 continued the trend started in 1992 of the Company, due to its strong capital position, attracting new deposits resulting from financial institutions being closed by bank regulatory agencies, the merger of several large regional banks, and the opening of several new branches by the Company, thereby expanding the Bank's market area. The bulk of these transfers occurred in 1992 and 1993 with the remaining deposits moving over in 1994 and 1995. The Company expects its total deposits to continue to have strong growth in 1996.

                    Allowance for Loan and Lease Losses


     The Company's allowance for loan and lease losses as a percentage of gross total outstanding loans was 1.03% at December 31, 1995, 1.10% at
December 31, 1994, and 1.37% at December 31, 1993.   Management estimates
the required allowance for possible loan loss and the provision thereto on a monthly basis and any deficiency in the loan loss reserve account is made up by charging current operating income. The decrease in the percentage of allowance for loan and lease losses as a percentage of gross total outstanding loans was a result of loan growth outpacing the provision for loan and lease losses.

     In determining the loan loss reserves required, management applies such factors as a review of the loan portfolio, past loan loss experience, current economic conditions, evaluation of borrower capacity to repay based on financial statements, sources of cash flow, guarantees and other similar information and current appraisals or internal evaluations of collateral. The methodology of the Allowance for Loan and Lease Losses is reviewed annually by the Company's independent auditors and its banking regulators.

     The Company had $3,133,000 or 1.34% of total loans outstanding on a non-accrual status on December 31, 1995, $2,298,000 or 1.18% of total loans outstanding on non-accrual status on December 31, 1994, and $1,842,000 or 1.19% of total loans outstanding on a non-accrual status on December 31, 1993. Non-accrual loans are those loans from which, in management's opinion, the collection of additional interest is questionable.

     The increase in the amount of loans on a non-accrual status is attributable to the increase in the size of the total loan portfolio. The percentage of the total loans on a non-accrual status has increased as a result of the improving local economy.

     During the year 1995, loans that were on non-accrual status totaling $166,000 were paid off.

     During 1995, 33 mortgage loans totaling $2,367,000 were in various stages of foreclosure. Minimum loss is expected due to the collateralization of these loans.

     Loan charge-offs were $1,069,000 or 0.46% of total loans, $799,000 or 0.41% of total loans, and $700,000 or 0.45% of total loans, respectively, for the years ended December 31, 1995, 1994 and 1993. The increase from 1993 to 1995 in charge-offs was a result of the increased size of the loan portfolio but charge-offs as a percentage of total loans has increased only slightly, which reflects management's efforts to maintain an adequately collateralized loan portfolio despite the weakness in the local business climate with its concomitant adverse effect on businesses and consumers.

                         Asset and Liability Management

     The major objectives of the Company's asset and liability management are to (1) manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges,
(2) ensure adequate liquidity and funding, (3) maintain a strong capital base, and (4) maximize net interest income opportunities. The Company manages these objectives centrally through Management's Asset and Liability Committee. Members of the Committee meet monthly to develop balance sheet pricing strategies affecting the future level of net interest income, liquidity, and capital. Factors that are considered in asset and liability management include forecasts of balance sheet mix, the economic environment and anticipated direction of interest rates, and the Company's earning sensitivity to changes in these rates.

                              Liquidity

     The Company must maintain adequate liquidity, ensure the availability of funds for loan growth, purchase of investment securities, deposit withdrawals, and maturing liabilities. Cash and cash equivalents, cash and due from banks, interest-bearing time deposits and federal funds sold are the Company's most liquid assets.

     The Company had Federal Funds Sold of $27,800,000 for the year ended December 31, 1995, $11,250,000 for the year ended December 31, 1994, $29,800,000 for the year ended December 31, 1993. The increase in Federal Funds Sold from 1995 to 1994 of 147% is mainly attributable to the transfer of the funds realized from an increase in total deposits and investment maturities to the Federal Funds Sold category to be used for future liquidity.

     The Company's investment securities portfolio, in addition to the earnings it generates, supplies needed liquidity. As of December 31, 1995, the Company had $3,024,000 or 2.65% of the portfolio maturing in three months or less, $11,817,000 or 10.34% maturing in over three months and within one year, $65,183,000 or 57.01% maturing in over one year and within five years and $34,296,000 or 30.00% maturing in over five years.

     By maintaining adequate liquidity in its investment portfolio, the Company has positioned itself to take advantage of changes in interest rates and increased loan demand.

     Additionally, 17.82% of the Company's loan portfolio has a maturity date of one year or less. This permits the Company to utilize repricing opportunities arising from changing interest rates. The remaining portion of the loan portfolio includes a significant number of loans that the Company is able to reprice in a time frame after the repricing of deposits which does not materially adversely affect the Company's net interest income margin.

     Management believes that the Company's liquidity position is strong, based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

                   Interest Rate Sensitivity

     The Company analyzes its interest sensitivity position to manage the risk associated with interest rate movements through the use of "gap analysis" and "simulation". Interest rate risk arises from mismatches in the repricing of assets and liabilities within a given time period. A "negative" gap results when the amount of interest-sensitive liabilities exceeds that of interest-sensitive assets.

     While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a complete picture of interest rate sensitivity.

     The Company, therefore, also uses simulation techniques to project future net interest income streams incorporating the current "gap" position, the forecast balance sheet mix, and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenarios. The Company's interest sensitivity in 1995 was essentially liability sensitive within reasonable ranges.

                         Capital Adequacy

     The maintenance of appropriate levels of capital is a management priority. Overall capital adequacy and dividend policy are monitored on an ongoing basis by management and are reviewed monthly by the Company's Board of Directors. Management discusses the Company's capital plans with the Board of Directors on a frequent basis. The Company's principal capital planning goals are to provide an attractive return to stockholders while maintaining the capital levels of the Company above the current well capitalized level and thus provide a sufficient base from which to provide for future growth.

     Total capital consisting of common stock, additional paid-in capital, retained earnings and allowance for unrealized losses, less treasury stock to total assets was 9.1%, 8.8%, and 8.1% as of December 31, 1995, 1994 and 1993, respectively. This ratio substantially exceeds the minimum ratio required by the OCC, the Company's primary regulator.

     The Company's Tier 1 and total risk based capital ratios substantially exceeded the minimum ratios required by the OCC, the Company's primary regulator, as demonstrated in the following chart:

                 Risk Weighted Capital Ratios

                      1995          1994          1993     Required
Tier 1 Capital Ratio  13.9          14.3          14.4        4.0
Total Capital Ratio   14.8          15.2          15.5        8.0

     During 1995, the Company's Board of Directors authorized the purchase by the Company of up to $2,000,000 of its own Common Stock for the purpose of reissuance under the Company's stock option plans, as well as to increase the amount of treasury shares held by the Company for future use. As of December 31, 1995, 23,806 shares were purchased for $800,000, an average of $33.60 per share.


                      Investment Securities

     The Company's securities portfolio is comprised of U.S. government and federal agency securities, the tax-exempt issues of states and municipalities, and equity and other securities. The portfolios generate substantial interest income and provide liquidity. In 1994 the Company implemented FASB 115 in accounting for its security portfolio.

     On January 1, 1994, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) was adopted. This statement required the classification of securities into one of three categories: trading, available for sale or held to maturity. Investment securities available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Effective January 1, 1994, these securities are reported at fair value with unrealized gains and losses, net of tax, included as a separate component of shareholders' equity.

     In anticipation of the January 1, 1994 adoption of SFAS No. 115, the Company transferred $24,000,000 of U.S. Treasuries from the held-to-maturity portfolio to the available-for-sale portfolio as of December 31, 1993. On November 17, 1995, the Bank transferred $6,500,000 out of its held-to-maturity portfolio to its available-for-sale portfolio pursuant to FASB 115 supplemental guidance. This enabled the Company to redeploy these investments to provide more flexibility for their future use. At December 31, 1995, these securities totaled $33,754,000 and the available-for-sale portfolio had pre-tax unrealized gain of $1,407,000 which, when reduced by the deferred income tax of $478,380, results in a net unrealized gain of $928,620. Additionally in 1995, the Company realized a net gain of $360,000 on the sale of investment securities out of the available-for-sale category.


                             Asset Quality


     The Board of Directors grants lending authority to individual officers and to loan committees. The Chairman of the Board is empowered to appoint members to the various loan committees. There are two committees appointed annually by the Chairman as follows: 1) The Management Loan Committee. The Chairman of this committee is the President or, in his absence, one of the Executive Vice Presidents of the Company. This Committee meets weekly, approves or rejects loans up to $2,500,000, and recommends loans to the Directors' Loan Committee or the Board of Directors for loan requests over that amount; 2) The Directors Loan Committee. This committee is comprised of four outside board members, one of whom is appointed Chairman and, for loan approval or rejection purposes, is joined by two members (Senior Vice President or higher) of the Management Loan Committee. In addition to approving loans over $2,500,000 and up to $4,000,000 or recommending or passing loans to the full Board of Directors, the following are also functions of the Directors Loans Committee: a) to review and recommend loan policies to the Board of Directors; b) to review allowance for loan and lease losses;
c) to review charge-offs, delinquent loans and action plans; d) to review other loan reports as submitted by management; e) to recommend guidelines for management pertaining to market and economic conditions.

     All authority to make loans is delegated by the Board of Directors to specific officers. Therefore, the Board must annually pass a resolution granting authority to various officers in various dollar amounts. Generally speaking, the Company's philosophy is to serve customers through relatively high lending authority to Committees of senior officers or Board members but to limit individual authority. Individual lenders may only combine their own authority with that of an Executive Vice President or the President. When approving a loan, the total borrowings at the Company, when combined with the new loan request, must be within the lending authority of the approving officer or committees. Individual limits of lending authority are up to $500,000 secured and $200,000 unsecured.

     The Company's independent loan review function is also an integral part of its overall loan administration. The loan review department is responsible for the evaluation of credit extensions with respect to quality, documentation and risk criteria. This department's direct reporting line to the Loan Committee of the Company's Board of Directors is intended to maintain its independence and to provide assurance that troubled situations will be identified and proper procedures followed to establish corrective measures. The loan review and risk rating systems are designed to provide the Company with an early warning mechanism to detect loans to customers with deteriorating financial conditions or loans that may represent potentially troubled situations.

     In addition, the Company's internal audit department reviews loan documentation and collateral as part of its regular audit procedures.

     The Company's Other Real Estate Owned portfolio of foreclosed properties was reduced from $1,094,000 in 1994 to $946,000 in 1995 or 13.53%. This reduction was a result of management's efforts to sell these properties in a more favorable real estate market.


                             Regulatory Matters


     The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the liquidity, capital resources, or operation of the Company.

Item 8.     Financial Statements and Supplementary Data.
            SOUTHERN JERSEY BANCORP OF DELAWARE, INC.

           Index to Consolidated Financial Statements

                                                      Page

          Independent Auditor's Report                 34

          Consolidated Balance Sheets                  35

          Consolidated Statements of Operations        36

          Consolidated Statements of Shareholders'
          Equity                                       37

          Consolidated Statements of Cash Flow         38

          Notes to Consolidated Financial Statements 39-52

          Independent Auditor's Report
          - F&M Investment Company                      53

                         INDEPENDENT AUDITOR'S REPORT

To The Stockholders and Board of Directors
Southern Jersey Bancorp of Delaware, Inc.
Bridgeton, New Jersey  08302

      We have audited the consolidated balance sheets of Southern Jersey Bancorp of Delaware, Inc., and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of F&M Investment Company, a consolidated subsidiary whose statements reflect total assets of 28% and 35% as of December 31, 1995 and 1994, respectively, and total interest income revenues of 25%, 31% and 37% for each of the years in the three year period ended December 31, 1995, of the related consoli-dated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the F&M Investment Company, is based solely upon the reports of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and per-form the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

      In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly in all material respects the consolidated financial position of Southern Jersey Bancorp of Delaware, Inc., and subsi-diaries at December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                     s/ WILLIAM THOS. ATHEY & COMPANY
                        -----------------------------
January 19, 1996
Bridgeton, New Jersey

Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

                                             December 31
                                          1995        1994
ASSETS
Cash and due from banks (Note 2)       $18,981     $17,982
Federal funds sold                      27,800      11,250
  Cash and Cash Equivalents             46,781      29,232
Interest-bearing deposits
 in other banks                              0       3,000
Investment securities
  Available for sale  (Note 3)           33,754     20,416
  Held to maturity
(Market value: 1995-$81,486
1994-$113,754) (Note 3)                 80,566     117,728
Loans (Notes 1, 4 and 5)               233,366     194,628
  Less:  Allowance for loan losses       2,413       2,146
     Unearned income                     1,253       2,110
     Net Loans                         229,700     190,372
Bank premises and equipment
   - net (Notes 1 and 6)                   5,916     5,308
Other assets                               7,523     6,840
                TOTAL ASSETS            $404,240  $372,896
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits  Interest bearing deposits     $286,117  $249,040
     Non-interest bearing deposits        77,316    88,183
                Total Deposits           363,433   337,223
                Other liabilities          4,164     3,118
                Total Liabilities        367,597   340,341
Shareholders' Equity (Note 7)
  Preferred stock, no par value;
  shares authorized - 500,000;
  no shares issued     Common stock,
  par value $1.67 per share;      shares
  authorized - 5,000,000; shares
  issued - 1,275,000                       2,129     2,129
     Additional paid-in-capital            2,223     2,258
     Retained earnings                    35,103    31,344
     Unrealized gains on
     securities (Note 1)                     929        56
                                          40,384    35,787
     Less:     Treasury stock at
     cost - 190,193 shares in 1995 and
     175,767 shares in 1994                3,741     3,232
              Total Shareholders' Equity  36,643    32,555
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                  $404,240  $372,896

 Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

                               Year Ended December 31
                              1995       1994     1993
INTEREST INCOME:
Investment securities:
  Taxable                   $5,720     $6,435   $6,477
  Tax-Exempt                 1,989      2,218    1,965
Loans and leases (Note 1)   19,396     15,010   13,754
Interest-bearing deposits
 With depository
 institutions                  164         77         72
Federal funds sold             943        876        968
TOTAL INTEREST INCOME       28,212     24,616     23,236
INTEREST EXPENSE:
Deposits                    13,114     10,731     10,356
NET INTEREST INCOME         15,098     13,885     12,880
PROVISION FOR LOAN LOSSES
 (NOTES 1 AND 5)             1,266        725        800
NET INTEREST INCOME AFTER
  PROVISION
FOR LOAN LOSSES             13,832     13,160     12,080
OTHER INCOME:
 Service fees                1,428      1,258      1,240
 Trust department income       652        620        591
 Other                         303        430        355
 Net investment security
 gains(Notes 1 and 3)          360          0         70
TOTAL OTHER INCOME           2,743      2,308      2,256
OTHER EXPENSES:
 Salaries and wages          4,388      4,164      3,781
 Employee benefits
 (Notes 1, 8 and 9)          1,321      1,070        934
 Occupancy and equipment
  expenses                   1,704      1,593      1,465
 OCC Exam and FDIC
  assessments                  473        806        745
 Postage, stationary
  and supplies                 422        332        389
 Professional fees             478        337        350
 Other operating expenses    1,237      1,278      1,194
TOTAL OTHER EXPENSES        10,023      9,580      8,858
INCOME BEFORE INCOME TAXES   6,552      5,888      5,478
PROVISION FOR INCOME TAXES
  (NOTE 10)                  1,700      1,411      1,411
NET INCOME                  $4,852     $4,477     $4,067
EARNINGS PER COMMON SHARE
  (NOTE 1)                   $4.43      $4.09      $3.68

 Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For The Three Years Ended December 31, 1995
(In Thousands, Except Share and Per Share Data)



                           Additional
                      Common   Paid-in    Retained   Treasury  Urelized
                      Stock   Capital    Earning     Stock   Gain/Loss  Total

Balances at
 January 1, 1993      $2,129   $2,214     $24,851  $(2,640)     $0    $26,554
Year Ended
 December 31, 1993
  Net Income                                4,067                       4,067
  Cash Dividends
  ($.90 per share)                          (997)                       (997)
  Addition of 29,720
   shares to The
   Treasury                                           (713)             (713)
  Issuance of 6,009
  sharesfrom The
  Treasury                        46                    69                115
Balances at            -----   -----      ------   -------       -     ------
December 31, 1993      2,129   2,260      27,921   (3,284)       0     29,026
Year Ended
December 31, 1994
Net Income                                 4,477                        4,477
  Increase in
  Unrealized Gains
  on Securities                                                 56         56
  Cash Dividends
  ($.96 per share)                       (1,054)                      (1,054)
  Addition of 5,970
  shares to
  The Treasury                   (2)                 (154)              (156)
  Issuance of
  9,304 shares from
  The Treasury                                        206                 206
Balances at            -----   -----      ------   -------      --     ------
 December 31, 1994     2,129   2,258      31,344   (3,232)      56     32,555
Year Ended
December 31, 1995
Net Income                                 4,852                        4,852
  Increase in
  Unrealized Gains
  on Securities                                                873        873
  Cash Dividends
  ($1.00 per share)                      (1,093)                      (1,093)
  Addition of
  23,806 shares to
  The Treasury                  (35)                 (765)              (800)
  Issuance of
  9,380 shares from
  The Treasury                                         256                256
BALANCES AT           ------  ------     -------  --------     ---    -------
DECEMBER 31, 1995     $2,129  $2,223     $35,103  $(3,741)     929    $36,643

 Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
     Year Ended December 31
                                                1995     1994      1993
Cash flows from operating activities
 Net income                                  $4,852    $4,477    $4,067
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Amortization of organization expenses         0        16        32
    Depreciation of premises and equipment      401       380       374
    Provision for loan losses                 1,266       725       800
    Premium amortization net of discount
       accretion                                264        68        37
    Gains on sales of securities              (360)         0      (70)
    Gain on sale of bank premises
      and equipment                               0         0      (68)
    Increase in other assets                  (683)     (214)     (452)
    Increase in other liabilities             1,046       753       138
Net cash provided by operating activities 6,786 6,205 4,858 Cash flows from investing activities
     (Increase)/Decrease in interest
       bearing deposits in other banks        3,000   (1,000)     2,000
     Purchase of investment securities (29,561) (25,149) (82,620) Proceeds from sales of investment
       securities                            19,426       502     5,243
     Proceeds from maturities of
       investment securities                 34,642    36,281    48,171
      Net increase in loans                (40,594)   41,890)  (10,301)
     Purchase bank premises and equipment (1,035) (689) (483) Proceeds from sale of bank premises
       and equipment                              0         0       173
     Proceeds from sale of other real
       estate                                   312       861       698
Net cash used for investing activities (13,810) (31,084) (37,119) Cash flows from financing activities
     Net increase in deposits                26,210     9,962    26,118
     Cash dividends                         (1,093)   (1,054)     (997)
     Purchase of Treasury stock               (800)     (156)     (713)
     Sale of Treasury stock                     256       206       115
Net cash provided by financing activities 24,573 8,958 24,523 Net increase/(decrease) in cash and cash
  equivalents                                17,549  (15,921)   (7,738)
Cash and cash equivalents at beginning
  of year                                    29,232   45,153     52,891
Cash and cash equivalents at end of year    $46,781  $29,232    $45,153

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest                                  $12,493  $10,612    $10,453
  Income Taxes                                1,172    1,478      1,326
 Other non-cash activities:
  Transfer of loans, net of charge-offs
    to other real estate owned                  164      233      1,208
  Unrealized gain on investment securities
    available for sale                          873       56          0

 Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Southern Jersey Bancorp of Delaware, Inc. and subsidiaries, and the methods of applying those policies conform to generally accepted accounting principles and to general practice within the banking industry. A summary of these policies is as follows:

     Principles of Consolidation:

The consolidated financial statements include the accounts of Southern Jersey Bancorp of Delaware, Inc. (Company), and its wholly-owned subsidiary bank, The Farmers and Merchants National Bank of Bridgeton (Bank), and the Bank's wholly-owned subsidiary, F&M
Investment Company. All significant intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, and Federal Funds sold. Generally, Federal Funds are purchased or sold for one-day periods.

     Investment Securities:

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115) for investments held as of or acquired after that date. The effect of this accounting change is not material.

Investment securities are classified as held to maturity when the Company has the intent and ability to hold those debt securities to maturity. Debt securities held to maturity are stated at cost and adjusted for accretion of discounts and amortization of premiums.

Those securities that might be sold in response to changes in market interest rates, prepayment risk, the Company's income tax position, the need to increase regulatory capital, or similar other factors are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of stockholders' equity. Realized gains and losses are determined on the specific certificate method and are included in non-interest income.


Management has not classified any investment securities as trading securities, as the Company has not historically nor anticipates buying investment securities and holding them principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price.

     Loans:

Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. The interest method is used to amortize unearned income on installment loans. Interest on all other loans is recognized based on the principal amount outstanding. Recognition of interest on the accrual method is generally discontinued when interest or principal payments are ninety days or more in arrears or when other factors indicate the collection of such payments is doubtful. Once placed on non-accrual status, the loan is not returned to accrual status until interest is received on a current basis and the other factors indicating doubtful collection cease to exist.

     Allowance for Loan Losses:

The allowance for loan losses is maintained at a level considered by Management to be adequate to provide for losses which may be incurred on loans currently held based on a detailed evaluation of the loan portfolio, historical experience, industry experience, current economic trends and other factors relevant to the collectibility of the loans currently in the portfolio. The allowance is increased by provisions charged to operating expense and reduced by charge-offs.

     Other Real Estate:

Other real estate comprises properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of the loan balance or fair market value based on appraisals. Write-downs arising from foreclosure transactions, if any, are charged against the allowance for loan losses. The balances of $946,000 and $1,094,000 at December 31, 1995 and 1994, respectively, are included in other assets in the consolidated balance sheets.

Expenses related to holding the property are charged against earnings in the current period.

     Bank Premises and Equipment:

Land, bank premises, equipment and leasehold improvements are recorded at cost. Depreciation is based on the estimated useful lives of the assets or the term of the lease whichever is less, using the straight-line and declining-balance methods.

Major improvements are charged to asset accounts. Maintenance and repairs which do not extend the life of assets are charged to current operating expenses.

Leased property under capital lease is recorded at the present value of the minimum lease payments and is being amortized using the straight-line method over the term of the lease.

     Employee Benefit Plans:

The Bank has two retirement plans. One is a non-contributory defined benefit pension plan which covers substantially all salaried employees. Benefits under this plan are based on the employees' highest consecutive five years' compensation in the last ten years prior to retirement. The Bank's general funding policy is to contribute amounts when deductible for federal income tax purposes. The other retirement plan, effective January 1, 1995, is a profit sharing retirement plan under which eligible employees may defer a portion of their annual compensation, pursuant to Section 401(K) of the Internal Revenue Code. (See Note 8)

Under Farmers and Merchants National Bank of Bridgeton, New Jersey Flexible Benefits/Health Plan, employees are provided comprehensive health care coverage. Contributions to the Plan are made by participant salary reduction agreements.

The Plan includes coverage by both the Bank and the Plan's underwriter. Premiums due the underwriter are accrued and paid monthly. Bank's self-funded liability is also accrued monthly based on amounts provided by the Plan's administrator. (See Note 12)

     Income Taxes:

The Company and its subsidiaries file a consolidated federal income tax return. State income taxes are filed on a separate basis. Certain income and expense items are accounted for in different years for financial reporting purposes than for income tax purposes. Deferred taxes are provided to recognize these temporary differences. (See Note 10)

     Earnings Per Common Share:

Earnings per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. Common equivalent shares consist of stock options (calculated using the treasury stock method). Common equivalent shares are excluded as the effect would not be dilutive. Shares used in computing net income per share are 1,094,802 in 1995, 1,095,796 in 1994, and 1,105,608 in 1993.


NOTE 2 - CASH AND DUE FROM BANKS

The Company maintains various deposits in other banks. The withdrawal or usage restrictions on these balances do not have a significant impact on the consolidated operations of the Company. Aggregate reserves of $9,418,000 and $10,374,000 were maintained at the Federal Reserve Bank of Philadelphia as of December 31, 1995 and 1994, respectively, to satisfy federal regulatory requirements.


NOTE 3 - INVESTMENT SECURITIES

A summary of the amortized cost and market value of investment securities available for sale and securities held to maturity (in thousands) at December 31, 1995 and 1994 follows:

AC=AMORTIZED COST
GUG=GROSS UNREALIZED GAIN
GUL=GROSS UREALIZED LOST
MV=MARKET VALUE
                                          December 31,
                                  1995                      1994
                    AC       GUG   GUL   MV        AC   GUG      GUL       MV
U.S. Treasury
 securities       $10,916 $1,060    $0 $11,976  $14,875 $206    $(82)  $14,999
U.S. governmental
 agencies          21,431    347     0  21,778    5,455    0     (38)    5,417
Securities Avail.
 for Sale         $32,347 $1,407    $0 $33,754  $20,330 $206   $(120)  $20,416
U.S. Treasury
  securities      $13,610    $26  (10) $13,626  $32,792  $21 $(1,197) $ 31,616
U.S. governmental
  agencies         10,523     22  (94)  10,451   15,558   33    (801)   14,790
Obligations of
  states and poli-
  tical sub-
  divisions        33,299    760  (46)  34,013   41,413  370  (1,046)   40,737
Other securities   23,134    300  (38)  23,396   27,965   57  (1,411)   26,611
Securities held
  to maturity    $ 80,566 $1,108 (188) $81,486 $117,728 $481 $(4,455) $113,754


The amortized cost and estimated market value of investment securities (in thousands) at December 31, 1995, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because obligors have the right to repay obligations without prepayment penalties.

                                     Available for Sale  Held to Maturity
                                    Amortized   Market  Amortized   Market
                                      Cost      Value      Cost     Value

Due in one year or less               $1,000     $1,030   $13,811   $13,936
Due after one year through five years 14,411 15,503 49,681 50,331 Due after five years through ten
  years                               16,936     17,221    16,873    17,006
Due after ten years                        0          0       201       213
                                     -------    -------   -------   -------
                                     $32,347    $33,754   $80,566   $81,486

Proceeds from sales and maturities of debt securities classified as available for sale during 1995 were $37,084,000. Gross gains of $271,000 and gross losses of $28,000 were realized on the sales in 1995. There were no sales of securities classified as available for sale during 1994 and 1993. Proceeds from sales and maturities of securities classified as held to maturity during 1995 were $16,984,000. Gross gains of $117,000 and no gross losses were realized on the sales in 1995. No gross gains or losses were realized on the sales in 1994. Gross gains of $70,000 and no gross losses were realized on the sales in 1993.

Investment securities with a market value of $18,899,000 and $19,432,000 and a carrying value of $18,250,000 and $19,550,000 were pledged at December 31, 1995 and 1994, respectively, to secure public funds, customer deposits, and for other purposes required by law.

NOTE 4 - LOANS

The loan portfolio is as follows: (In Thousands)
                                                December 31
                                              1995        1994

Commercial and agriculture                 $84,820     $91,414
Real estate mortgages                       83,705      61,241
Installment and consumer credit             54,782      41,622
Lease financing                             10,059         351
     Total                                $233,366    $194,628

 Loans have been made to directors, principal officers, principal shareholders, and their related interests in the ordinary course of business. All loans and commitments to loans in such transactions were made on substantially the same terms, including collateral and interest rates as those prevailing at the time for comparable transactions with unrelated persons. In the opinion of Management, these transactions do not involve more than normal risk of collectibility nor present other unfavorable features. It is anticipated that such further extension of credit will be made in the future.

As of December 31, 1995 and 1994, such loans aggregated $4,663,000 and
$4,062,000, respectively. Activity with said parties during 1995 included principal repayments of $1,184,000 and new loans of $1,785,000.

Loans that are guaranteed by said parties for which they are contingently liable as of December 31, 1995 and 1994 was $119,000 and $1,233,000, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses are as follows:

(In Thousands)                            December 31
                                    1995       1994       1993

Balances at beginning of year     $2,146     $2,135     $1,888
Provision charged to operations    1,266        725        800
Recoveries of loans previously
  charged off:
    Mortgage loans                     2          2         33
    Installment loans                 51         49         62
    Commercial loans                  17         34         52
Total recoveries                      70         85        147
Loan charge offs:
     Mortgage loans                 (17)      (151)      (288)
     Installment loans             (414)      (265)      (116)
     Commercial loans              (638)      (383)      (296)
          Total charge offs      (1,069)      (799)      (700)
BALANCES AT END OF YEAR           $2,413     $2,146     $2,135

NOTE 6 - BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment as of December 31, 1995 and 1994, is as follows:

(In Thousands)     Estimated                    December 31
     Years                                         995      1994
Land                                              $565      $472
Buildings and improvements       10-80 years     4,378     3,893
Leasehold improvements            5-31 years     1,025     1,016
Furniture, fixtures and equipment 5-10 years 4,674 4,237 Leased equipment under capital
  lease                              7 years       324       324
                                                ------     -----
                                                10,966     9,942
Less:
   Accumulated depreciation and
   amortization                                  5,050     4,634
          Net Bank Premises and Equipment       $5,916    $5,308

Depreciation charged to operating expenses amounted to $401,000 in 1995, $380,000 in 1994 and $374,000 in 1993.

 NOTE 7 - SHAREHOLDERS' EQUITY

     Common Stock:

The Company has 5,000,000 shares of $1.67 par value common stock authorized with 1,275,000 shares issued and 1,084,807 shares outstanding at December 31, 1995, and 1,275,000 shares issued and
1,099,233 shares outstanding at December 31, 1994.   Treasury stock
totaled 190,193 shares and 175,767 shares at December 31, 1995 and 1994, respectively, and is accounted for under the cost method.

     Preferred Stock:

The Company has 500,000 shares of no par value preferred stock authorized, of which none are issued or outstanding.

     Stock Rights:

Pursuant to a shareholder rights plan adopted by the Company on November 30, 1989, the Company distributed common stock purchase rights to the shareholders of record on November 30, 1989. Each Right entitles the registered holder thereof to purchase from the Company following the Distribution Date, one one-hundredth of a share of Series A Preferred Stock, no par value, at a Purchase Price of $70.00 per one one-hundredth share, subject to adjustment, or, upon the occurrence of certain events, Common Stock of the Company or common stock of an entity that acquires the Company.

A Distribution Date will occur upon the earlier of 10 days following a public announcement that a Person or group of affiliated or associated Persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock; or 10 days following the commencement of a tender offer or exchange offer that would result in a Person or group beneficially owning 30% or more of such outstanding shares of Common Stock.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on November 30, 1999, unless redeemed earlier by the Company.

In the event that, at any time following the Distribution Date, the Company is the surviving corporation in a merger with an Acquiring Person and the Company's Common Stock is not changed or exchanged; a Person becomes the beneficial owner of more than 30% of the then outstanding shares of Common Stock (except pursuant to an offer for all outstanding shares of Common Stock that the Continuing Directors determine to be fair to and otherwise in the best interests of the Company and its stockholders); an Acquiring Person engages in one or more "self-dealing" transactions; or during such time as there is an Acquiring Person, an event occurs that results in such Acquiring Person's ownership interest being increased by more than one percentage point, each holder of a Right will thereafter have the right to receive, upon exercise thereof and in lieu of Preferred Stock, Common Stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to twice the Purchase Price of the Right.

In the event that, at any time following the Stock Acquisition Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation; or 50% or more of the Company's assets or earning power is sold or transferred to any Person other than a subsidiary of the Company, each holder of a Right shall thereafter have the right to receive, upon exercise thereof and in lieu of Preferred Stock, common stock of the acquiring Person having a value equal to twice the Purchase Price of the Right.

 At any time prior to the earlier of November 30, 1999, or 10 days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (payable in cash, Common Stock, or other consideration deemed appropriate by the Board of Directors).

Until a Right is exercised, the holder will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

     Stock Option and Stock Appreciation Rights Plan:

On August 7, 1988, the Company initiated a stock option and stock appreciation rights plan (Plan #1) for sale or award to key employees as incentive stock options, non-qualified stock options or stock appreciation rights, and may not be exercised later than ten years from the date of the grant. The options exercise price is $18.00 per share.

On March 25, 1993, the Company initiated a second stock option and stock appreciation rights plan (Plan #2) with the same terms and conditions as the first plan with the options exercise price at $20.00 per share.

On December 8, 1994, the Company initiated a third stock option and stock appreciation rights plan (Plan #3) with the same terms and conditions as the previous two plans with the options exercise price at $31.00 per share.

The following table summarizes the options activity.
     Shares     Range ofOption Prices
Options outstanding at January 1, 1993     28,410
Options granted (Plan #2)                  14,000     $20.00
Options exercised (Plan #1)               (4,567)     $18.00
Options exercised (Plan #2)                 (275)     $20.00
Options outstanding at December 31, 1993   37,568

Options granted (Plan #3)                  69,500     $31.00
Options exercised (Plan #1)               (4,179)     $18.00
Options exercised (Plan #2)               (1,825)     $20.00
Options outstanding at December 31, 1994  101,064

Options granted (Plan #3)                       0     $31.00
Options exercised (Plan #1)               (3,061)     $18.00
Options exercised (Plan #2)                 (770)     $20.00
Options cancelled (Plan #1)               (1,000)     $18.00
Options outstanding at  December 31, 1995  96,233

Options exercisable at December 31, 1995   96,233

At December 31, 1995, the Company had reserved 96,233 shares of common stock to cover grants under the plans.

     Dividend Restriction and Regulatory Matters:

Permission from the Comptroller of the Currency is required if the total of dividends declared, by the Bank, in a calendar year exceeds the total of its net profits, as defined by the Comptroller, for that year, combined with its retained net profits of the two preceding years. The retained net profits of the Company available for dividends are approximately $11,522,000 at December 31, 1995.

The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the bank regulatory authorities. At December 31, 1995, the Bank is required to have Tier 1 and Total Capital Ratios of no less than 4.0% and 8.0%, respectively. At December 31, 1995, the Bank's Tier 1 and Total Capital Ratios were 13.9% and 14.8%, respectively, as compared to 14.3% and 15.2% at December 31, 1994. The Bank's leverage ratios at December 31, 1995 and 1994 were 9.1% and 8.8%, respectively.

NOTE 8 - RETIREMENT PLANS

     401(K) Profit Sharing Plan:

Effective January 1, 1995, the Company started a profit sharing retirement plan under which eligible employees may defer a portion of their annual compensation, pursuant to Section 401(K) of the Internal Revenue Code. The Company matches employee contributions at a designated rate times elective contribution. All employees with at least one year of service and who have attained the age of 21 are eligible to participate. The Company's contributions to the 401(K) plan were $75,000 for the year ended December 31, 1995.

     Defined Benefit Pension Plan:

Pension expense of $138,000, $106,000, and $71,000 was recognized in 1995, 1994 and 1993, respectively. The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

                                          December 31
(In Thousands)                             1995       1994
Actuarial present values of
benefit obligations:
  Vested benefit obligation              $2,428     $2,833
  Accumulated benefit obligation         $2,485     $2,878
  Projected benefit obligation         $(3,526)   $(3,732)
  Plan assets at fair value               3,892      3,853
  Plan assets in excess of projected
   benefit obligation                       366        121
  Unrecognized net assets
   at January 1, 1990,
   being recognized
   over 11 years                          (210)     ( 253)
  Unrecognized net loss                      69        146
  Prepaid pension cost recognized
   in the accompanying balance sheets      $225        $14

     December 31
(In Thousands)                           1995     1994     1993
Net pension expense includesthe
  following:  Normal service cost        $219     $171     $146
  Interest cost on projected benefit
   obligation                             205      275      256
  Actual return on plan assets          (803)    (188)    (193)
  Net amortization and deferral           517    (152)    (138)
  Net pension expense                    $138     $106      $71

The significant majority of plan assets is invested in common stocks, treasury securities and corporate obligations, with the
balance in cash and short-term investments.   Investment in the
Company's stock as of December 31, 1995 and 1994, was 20,544 shares valued at $669,000 and $588,000, respectively.

The weighted average discount rate and expected long-term rate of return on assets used were 7.50% and 8.25% as of December 31, 1995 and December 31, 1994. The increase in salary levels was 5%.


NOTE 9 - DEFERRED COMPENSATION

The Bank has a deferred compensation plan for the benefit of key employees. Under the plan, upon retirement after age 65, the employee shall receive a minimum of fifty percent of his then monthly salary for one hundred twenty months. This amount will be reduced by one-half of one percent for each month that retirement is prior to age 65 with the minimum age for retirement at age 60. If a covered employee dies while employed by the Bank, a death benefit of fifty percent of the employee's then annual salary is payable to the employee's beneficiary over ten years. The expense charged to operations for future obligations was $137,000, $101,000, and $95,000 in 1995, 1994 and 1993, respectively.


NOTE 10 - INCOME TAXES

The provision for income taxes is comprised of the following components:

                                       Year Ended December 31
(In Thousands)                           1995     1994     1993
Current income tax expense:
     Federal                           $1,026   $1,491   $1,515
     State                                  0        0        0
                                        1,026    1,491    1,515
Deferred income tax (benefit)/expense     674     (80)    (104)
          Provision for income tax     $1,700   $1,411   $1,411

A reconciliation of the statutory federal income tax rate and the effective rate is as follows:
                                      Year Ended December 31
(In Thousands)                 1995            1994           1993
                            Amount    %    Amount    %    Amount    %
Income taxes at the
statutory rate              $2,228   34    $2,002   34    $1,863   34
Increase/(decrease) in
federal tax expense
resulting from:
 Tax exempt income           (636) (10)     (637) (11)     (545) (10)
  Prior year underaccrual/
  (overaccrual)               (33)    0        18    0        45     1
Other                          141    2        28    1        48     1
Provision for income tax    $1,700   26    $1,411   24    $1,411    26

 The significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows (in thousands):


          December 31
          1995     1994
Deferred Tax Assets:
   Loan loss reserve          $  513     $  553
   Deferred compensation         308        274
   Interest income                 8          4
     Total deferred tax assets   829        831
Deferred Tax Liabilities:
   Depreciation                  248        245
   Pension costs                  77          5
   Lease receivables             597          0
   Fair value adjustment,
     available for sale
     securities                  478         17
                                ----        ---
                                1,400       267

Net Deferred Assets/
  (Liabilities)                 $(571)     $564


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value estimates, methods and assumptions were used to measure the fair value of each class of financial instruments for which it is practical to estimate that value:

                       Investment securities:

The fair value of investment securities, except certain state and municipal securities, is estimated based on published bid prices or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

                          Loans:

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer loans.

The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

                    Deposit Liabilities:

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

 The estimated fair values of the Company's financial instruments are as follows:

(In Thousands)     1995          1994
                                   Carrying     Fair   Carrying     Fair
                                    Amount     Value    Amount     Value
Financial Assets:
 Cash and Short-Term Investments    $46,781  $46,781   $32,232     $32,232
  Investment Securities             114,320  115,240   138,144     134,170
  Loans                             232,113  231,657   192,518     188,494
   Less: Allowance for Loan Losses   2,413)             2,146)
                                   $390,801 $393,678  $360,748    $354,896
Financial Liabilities:
     Deposits                      $363,433 $352,178  $337,223    $335,678

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, and as the fair value for these financial instruments were not material, these disclosures are not included above.

                         Limitations:

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets and bank premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     Financial Instruments with Off-Balance Sheet Risk:

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit both of which involve to varying degrees, elements of risk in excess of the amounts recognized in the financial statements. Credit risk, the risk that a counterparty of a particular financial instrument will fail to perform, is the contract amount of commitments to extend credit and standby letters of credit. The credit risk associated with these financial instruments is essentially the same as that involved in extending loans to customers. Credit risk is managed by limiting the total amount of arrangements outstanding and by applying normal credit policies to all activities with credit risk. Collateral is obtained based on Management's credit assessment of the customer. At December 31, 1995 and 1994, the Company had commitments to make loans and outstanding letters of credit totaling $13,930,000 and $12,526,000, respectively (of this amount, outstanding letters of credit totaled $3,061,000 and $2,841,000, respectively). Many of such commitments to extend credit may expire without being drawn upon, and therefore, the total commitment amounts do not necessarily represent future cash flow requirements.

                 Concentration of Credit Risk:

The Bank's operations are affected by various risk factors including interest rate risk, credit risk and risk from geographic concentration of lending activities. Management attempts to manage interest rate risk through various asset/liability management techniques designed to match maturities of assets and liabilities. Loan policies and administration are designed to provide assurance that loans will only be granted to creditworthy borrowers, although credit losses are expected to occur because of subjective factors and factors beyond the control of the Bank. The Bank is mandated by the Community Reinvestment Act and other regulations to conduct most of its lending activities within the geographic area where it is located. As a result, the Bank and its borrowers may be vulnerable to the consequences of changes in the local economy.

                   Self-Funded Health Plan:

The Bank provides self-funded comprehensive health care coverage to substantially all of its employees. The plan is covered by an umbrella insurance policy for catastrophic illnesses. The Bank's maximum liability is $25,000 per participant with an overall maximum liability of $325,000 annually.

                                  Other:

In addition, the Bank, from time to time, may be subject to claims and lawsuits relating to the conduct of its normal banking business. The Company, based on advice of legal counsel, has informed us that there are no pending or threatening litigations or unasserted claims against them at the present time.

NOTE 13 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

     SOUTHERN JERSEY BANCORP OF DELAWARE, INC. (Parent Company Only)
                 CONDENSED BALANCE SHEET

(In Thousands Except Share and Per Share Data)
                                 December 31          1995     1994
ASSETS
 Cash and due from banks                              $667     $628
 Investment in bank subsidiary                      36,277   32,010
 Other assets                                          250      450
TOTAL ASSETS                                       $37,194  $33,088

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Dividends Payable                                    $542     $528
 Other Liabilities                                       9        5
Total Liabilities                                      551      533
SHAREHOLDERS' EQUITY
  Preferred stock, no par value;
  shares authorized - 500,000;
  no shares issued Common stock,
  par value $1.67 per share;
  shares authorized - 5,000,000;
  shares issued - 1,275,000                         2,129     2,129
Additional paid-in-capital                          2,223     2,258
Retained earnings                                  35,103    31,344
Unrealized gains on securities                        929        56
                                                   ------    ------
                                                   40,384    35,787
  Less:  Treasury stock at cost -
  190,193 shares in 1995 and 175,767
  shares in 1994                                    3,741     3,232
Total Shareholders' Equity                         36,643    32,555
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $37,194   $33,088

      SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
             (Parent Company Only)
            CONDENSED STATEMENT OF INCOME


(In Thousands)           Year Ended December 31
                                1995         1994          1993
Income:
 Cash dividends from
 subsidiary                   $1,593       $1,554        $1,656
Expenses:
 Operating Expenses              135          116           101
 Income before income taxes    1,458        1,438         1,555
Equity in undistributed
 earnings of subsidiaries      3,394        3,039         2,512
NET INCOME                    $4,852       $4,477        $4,067



                     CONDENSED STATEMENT OF CASH FLOWS

(In Thousands)             Year Ended December 31
                                  1995         1994        1993
Cash flows from operating
activities:
 Net income                     $4,852       $4,477      $4,067
 Adjustments to reconcile
  income from continuing
  operations to net cash
  provided by operating
  activities:
  Equity in net earnings of
    subsidiary                 (3,394)      (3,039)     (2,511)
  Amortization of organization
    costs                            0           16          32
  (Increase)/decrease in other
    assets                         200        (450)           0
  Increase in liabilities           18           12          67
Net cash provided by operating
  activities                     1,676        1,016       1,655
Cash flows from investing
activities:
 Net cash used for
investing activities                 0            0           0
Cash flows from financing
activities:
 Cash dividends                (1,093)       1,054)       (997)
 Purchase of Treasury stock      (800)        (156)       (713)
 Sale of Treasury stock            256          206         115
 Net cash used for financing
  activities                   (1,637)      (1,004)     (1,595)

Net increase in cash and
cash equivalents                    39           12          60

Cash and cash equivalents at
 beginning of year                 628          616         556
Cash and cash equivalents at
 end of year                      $667         $628        $616

                     INDEPENDENT AUDITOR'S REPORT





To the Board of Directors of
F & M Investment Company


          We have audited the balance sheets of F & M Investment Company, (a wholly-owned subsidiary of Farmers & Merchants National
Bank) as of December 31, 1995 and 1994 and the related statements of stockholders' equity, income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F & M Investment Company, as of December 31, 1995 and 1994 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



     s/  Belfint, Lyons & Shuman, P.A.
     _______________________________________


January 23, 1996
Wilmington, Delaware

Item 9.     Changes in and Disagreements with Accountants on
Accounting and Financial                Disclosure

          None

                        PART III

Item 10.     Directors and Executive Officers of Registrant

          Information regarding Directors of Registrant will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held April 11, 1996, and is incorporated herein by reference. Information regarding executive officers of Registrant is set forth under the caption "Executive Officers" in Item 1(a) hereof.

Item 11.     Executive Compensation

          Information regarding executive compensation will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy
Statement for the annual meeting of shareholders to be held April
11, 1996, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and
Management

          Information regarding security ownership of certain beneficial owners and Management will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held April 11, 1996, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

          Information regarding certain relationships and related transactions will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held April 11, 1996, and is incorporated herein by reference.

     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
Form 8-K

     (1)     Financial Statements

          The financial statements filed as a part of this report are listed on the Index to Consolidated Financial Statements on Page 33.

(2)     Financial Statement Schedules

          All other schedules have been omitted because the required information is shown in the Consolidated Financial Statements or notes thereto, the statistical information in Item 1, pursuant to Industry Guide 3, or they are not applicable.

(3)     (a)     Exhibits (numbered in accordance with Item 601
of Regulation S-K)

               Exhibit
               Number    Description

                 3A       Form of Certificate of Incorporation of
                          the Registrant -
                          Incorporation by reference to Definitive
                          Proxy Statement filed and dated June 16, 1989

                 3B       Form of Bylaws of the Registrant -
                          Incorporation by reference to Definitive
                          Proxy Statement filed and dated June 16, 1989

                 4A       Form of Common Stock Certificate -
                          Incorporation by reference to Definitive
                          Proxy Statement filed and dated June 16, 1989

                 4B       Instruments Defining the Rights of
                          Security Holders -
                          Incorporation by reference to Form 8-A
                          filed
                          November 30, 1989

                10A       Stock Option and Stock Appreciation
                          Rights Plan -
                          Incorporated by reference to the
                          Registrant's Definitive Proxy Statement
                          filed February 27, 1987, and the
                          Registrant's Annual Report on Form 10-K for the fiscal year ENded December 31, 1987, filed March 31, 1988.

                 21       Subsidiaries of the Registrant -
                          Included under Item 1, Page 2 of this
                          filing.

                 23       Consent of William Thos. Athey &
                          Company, Certified
                          Public Accountants, Professional
                          Association Independent Public Accountants -
                          Included under Item 8, Page 34 of this
                          filing.


(3) (b)     Reports on Form 8-K

            No reports on Form 8-K have been filed by the
Registrant during the           quarter ended December 31, 1995.


(3) (c) Form of Deferred Compensation Agreement for named executive officers, Clarence D. McCormick, Sr., Harry
            W. Bullock, and Ralph Cocove is incorporated by reference to Form 10-K filed March 31, 1989.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SOUTHERN JERSEY BANCORP OF DELAWARE, INC.



Dated:March 28, 1996     By:s/  Clarence D. McCormick
                                ----------------------
                                Clarence D. McCormick
                                Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                     Title             Date
s/ Henry L. Backenson          Vice Chairman     March 28, 1996
-----------------------------
   Henry L. Backenson
s/ Alfred F. Caggiano          Vice Chairman     March 28, 1996
-----------------------------
Alfred F. Caggiano
s/ Ephraim M. Carll            Director          March 28, 1996
-----------------------------
Ephraim M. Carll
s/ Keron D. Chance             Director          March 28, 1996
-----------------------------
Keron D. Chance, Esq.
s/ Harry W. Bullock            Director          March 28, 1996
-----------------------------
Harry W. Bullock
s/ Frank LoBiondo              Director          March 28, 1996
-----------------------------
Frank LoBiondo
s/ Clarence D. McCormick, Jr.  Director          March 28, 1996
-----------------------------
Clarence D. McCormick, Jr.
s/ Louis Pizzo                 Director          March 28, 1996
-----------------------------
Louis Pizzo
s/ Donald Strang               Director          March 28, 1996
----------------------
Donald Strang

               PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  Exhibits
          Exhibit 27.  Financial Data Schedule
      B.  Reports on Form 8-K
          No reports have been filed on form 8-K during this quarter.