Form 10-Q
period 1996-03-31
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1996-05-14
CIK 740830

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
Commission File Number 0-12635


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


               [x] YES           [ ] NO

Common Stock Outstanding as of March 31, 1996    1,085,925

PART I-Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.


                                                3/31/96   3/31/95   12/31/95

ASSET
  Cash and due from banks                       14,172    13,834    18,981
  interest bearing deposits                     0          3,000    0
  Investment securities held to maturity        75,242    112,453   80,566
  Investment securities available for sale      41,365    18,509    33,754
  Market Value
        3-31-96   116,654
        3-31-95   129,078
       12-31-95   115,240
  Loan: net of unearned income                  242,418   197,895   232,113
  Less: Allowance for loan losses               2,650     2,331     2,413

Net Loans                                       239,768   195,564   229,700

Federal funds sold                              17,000    0         27,800
Bank premises and equipment - net               6,105     5,605     5,916
Other assets                                    9,961     7,750     7,523

Total Assets                                    403,613   356,715   404,240


LIABILITIES                                     3/31/96   3/31/95    12/31/95

Deposits-interest bearing                       311,132   252,744    286,117
Non-interest bearing deposits                   49,760    61,512     77,316
                                                ------    ------     ------
Total Deposits                                  360,892   314,256    363,433
Fed funds  purchased                            0         4,250      0
Other Liabilities                               5,264     4,375      4,164
                                                -----     -----      -----
Total Liabilities                               366,156   322,881    367,597
Shareholder's Equity
 Common stock par value $1.67 per share
  Authorized 5,000,000 shares;
  Issued 1,275,000 shares                       2,129     2,129      2,129
 Surplus                                        2,223     2,258      2,223
 Undivided profits                              36,537    32,287     35,103
                                                ------    ------     ------
                                                40,889    36,674     39,455
 Less:  Treasury stock at cost
 189,075 Common Shares   3-31-96
 174,690 Common Shares   3-31-95
 190,193 Common Shares   12-31-95               3,700     3,198      3,741
                                                -----     -----      -----
                                                37,189    33,476     35,714
 Allowance for unrealized gain/losses
 on Available for Sale Securities               268       358        929

 Total Shareholders' Equity                     37,457    33,834     36,643
                                                ------    ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      403,613   356,715    404,240


This is the consolidated statement of earnings sheet for
Southern Jersey Bancorp.  All dollar amounts are in thousands except for per share data
                                             Three Months        First Qtr.
                                                Ended              Ended
                                               Mar. 31           Mar. 31
                                            1996     1995      1996     1995
                                            ----     ----      ----     ----
INTEREST INCOME
Interest on securities:
  Taxable interest income                   1,315    1,513     1,315    1,513
  Tax-exempt interest income                437      531       437      531
Interest and fees on loans                  4,910    4,222     4,910    4,222
Interest on interest bearing deposits       0        51        0        51
Federal funds sold                          393      33        393      33
Lease income                                225      5         225      5
                                            -        -         -        -
Total interest income                       7,280    6,355     7,280   6,355

INTEREST EXPENSE
  Interest on deposits
    Savings                                 1,339    1,411     1,339    1,411
Certificates of deposit $100,000
    and over                                633      322       633      322
Fed Funds Purchased                         0        30        0        30
    Other time deposits                     1,587    1,120     1,587    1,120
                                            -----    -----     --       ---
    Total interest expense                  3,559    2,883     3,559    2,883

NET INTEREST INCOME                         3,721    3,472     3,721    3,472

  Provision for loan losses                 300      225       300      225
  Net Interest Income After                 ---      ---       ---      ---
  Provision for Loan Losses                 3,421    3,247     3,421    3,247

OTHER OPERATING INCOME
  Service charges on deposit accounts       378      319       378      319
  Trust Department Income                   169      159       169      159
  Commissions, collection
  Charges and fees                          118      80        118      80
  Investment security gains (losses)        0        (7)       0        (7)
                                            ---      -         ---      -
  Total Other Operating Income              665      551       665      551

 OTHER OPERATING EXPENSES
  Salaries and wages                        1,046    1,036     1,046    1,036
  Pension and other benefits                252      330       252      330
  Occupancy and equipment                   373      392       373      392
  FDIC Assessments                          24       208       24       208
  Postage, stationery and supplies          67       111       67       111
  Professional Fees                         106      76        106      76
  Other operating expenses                  334      327       334      327
                                            ---      ---       ---      ---
  Total Other Operating Expenses            2,202    2,480     2,202    2,480
  Income Before Income Taxes                1,884    1,318     1,884    1,318
  Applicable Income Taxes                   450      375       450      375
                                            -----    -----     ---      -----
  NET INCOME                                1,434    943       1,434    943
                                            -----    -----     -----    -----
  Earnings per Common Share                 1.32     0.86      1.32     0.86


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
                                                       Three Months Ended
                                                           Mar 31
                                                        1996      1995
                                                        ----      ----
Cash flow from operating activities

Net Income                                              1,434     943
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Amortization of organization expenses              0         0
     Depreciation of premises and equipment             88        94
     Net Loan charge offs                               (63)      (40)
     Provision of loan losses                           300       225
     Premium Amortization net of discount accretion     33        (80)
     Gain or (Loss) on sale of securities               0         7
     Gain on other real estate                          0         0
     Gain on sale of bank premises and equipment        (42)      0
Increase/(decrease) in other assets                     (2,441)   (290)
Increase/(decrease) in other liabilities                1,100     1,257
Increase/(decrease) in borrowed funds                   0         4,250                               ---       ---
Net cash provided by operating activities               409       6,366

Cash flows from investing activities
  Interest bearing deposits                             0         0
  Purchase of investment securities                     (10,780)  (6,112)
  Proceeds from sales of investment securities          0         7,000
  Proceeds from maturities of investment securities     7,706     5,853
  Increase in loans                                     (10,305)  (5,377)
  Bank premises and equipment                           (262)     (385)
  Proceeds from sale of bank premises and equipment     42        0
  Proceeds from sale of other real estate               81        190
                                                        ---       ---
Net cash used for investing activities                  (13,518)  1,169

Cash flows from financing activities
  (Decrease)/Increase in total deposits                 (2,541)   (22,967)
  Cash dividends                                         0        0
  Purchase of Treasury stock                            (3)       0
  Sale of Treasury stock                                44        34
                                                        ---       ---
Net Cash provided by financing activities               (2,500)   (22,933)

Net increase/(decrease) in cash and cash equivalents    (15,609)  (15,398)
Cash and equivalents at beginning of year               46,781    29,232

Cash and Cash equivalent at end of quarter              31,172    13,834

Supplementary Schedule of NonCash Investing
  and Financing Activities
Loans, Net of Chargeoffs transferred to Other Real
Estate Owned:                                           15        164



SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended March 31, 1996

1) Principles of Consolidation: The consolidated financial statements reflect the account of Southern Jersey Bancorp of Delaware, Inc. and its subsidiary, The Farmers and Merchants National Bank of Bridgeton, after the elimination of all intercompany balances and transactions.

2) There have been no significant changes in the account policies of the registrant since December 31, 1995, the date of the most recent annual report to security holders, nor have there occurred events which have had a material impact on the disclosures herein.

3) The interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

4) In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for March 31, 1996, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

              SOUTHERN JERSEY BANCORP OF DELAWARE, INC.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






       SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
       (Registrant)

       Paul Ritter
       Treasurer




       Clarence D. McCormick
       Chairman/CEO







DATE:  May 10, 1996

         MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF

                RESULTS IN OPERATIONS



           Nine Months Ended March 31, 1996

The net operating income of $1,434,000 for the first three months of 1996 is 52.07% above the same period the prior year. Net income after taxes for 1996 is projected to be approximately
$5,200,000 or approximately 7.17% more than 1995.

This is primarily due to the fact that during the first quarter of 1996 a decrease in FDIC expenses and an increase in Federal Funds Sold Income resulted in net income increase in the first quarter of 1996 compared to 1995.

An unrealized gain of approximately $268,000 was recognized on the value of securities available for sale pursuant to FASB 115.

There has been no other significant changes in charge-offs, recoveries, provision for loan and lease losses, non-accruing or non-performing loans in the last quarter except for an increase of approximately $1,117,000 in non accrual loanssecured by real estate and approximately $1,630,000 increase in nonaccrual commercial and industrial loans. These loans are adequately secured by real estate and other collateral and minimal loss is expected at this time.

Total charge-offs for the first three months of 1996 totalled $95,000 while total recoveries during the period were $32,000.

               PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  Exhibits
          Exhibit 27.  Financial Data Schedule
      B.  Reports on Form 8-K
          No reports have been filed on form 8-K during this quarter.