Form 10-Q
period 1996-06-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1996-08-13
CIK 740830

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
Commission File Number 0-12635


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.

(Exact name of Registrant as Specified in Charter)

Delaware                                 22-2983654
(State of Other Jurisdiction             (I.R.S. Employer Identification
of Incorporation or Organization)        Number>

53 South Laurel Street
Bridgeton, NJ 08302
(Address of Principal Executive Offices)

(609) 453-3000
(Registrant's Area Code and Telephone Number)

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it has been subject to such filing requirements.


               [x] YES           [ ] NO

Common Stock Outstanding as of June 30, 1996    1,087,268

PART I-Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.


                                                6/30/96   6/30/95   12/31/95

ASSET
  Cash and due from banks                       18,171    15,331    18,981
  Interest bearing deposits                     0          3,000    0
  Investment securities held to maturity        72,184   104,512    80,566
  Investment securities available for sale      42,736    18,366    33,754
  Market Value
        6-30-96   114,611
        6-30-95   122,777
       12-31-95   115,240
  Loan: net of unearned income                  270,386   210,431   232,113
  Less: Allowance for loan losses               2,689     2,451     2,413

Net Loans                                       267,697   207,980   229,700

Federal funds sold                              4,800     20,400    27,800
Bank premises and equipment - net               6,274     5,901     5,916
Other assets                                    8,702     7,745     7,523

Total Assets                                    420,564   383,235   404,240


LIABILITIES                                     6/30/96   6/30/95    12/31/95

Deposits-interest bearing                       325,381   283,060    286,117
Non-interest bearing deposits                   52,738    61,494     77,316
                                                ------    ------     ------
Total Deposits                                  378,119   344,554    363,433
Fed funds  purchased                            0         0          0
Other Liabilities                               4,848     3,964      4,164
                                                -----     -----      -----
Total Liabilities                               382,967   348,518    367,597
Shareholder's Equity
 Common stock par value $1.67 per share
  Authorized 5,000,000 shares;
  Issued 1,275,000 shares                       2,129     2,129      2,129
 Surplus                                        2,223     2,258      2,223
 Undivided profits                              37,075    32,890     35,103
                                                ------    ------     ------
                                                41,427    37,277     39,455
 Less:  Treasury stock at cost
 187,732 Common Shares   6-30-96
 173,777 Common Shares   6-30-95
 190,193 Common Shares   12-31-95               3,679     3,198      3,741
                                                -----     -----      -----
                                                37,748    34,079     35,714
 Allowance for unrealized gain/losses
 on Available for Sale Securities               (151)     638        929

 Total Shareholders' Equity                     37,597    34,717     36,643
                                                ------    ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      420,564   383,235    404,240


This is the consolidated statement of earnings sheet for
Southern Jersey Bancorp.  All dollar amounts are in thousands except for per share data
                                              Six Months        Second Qtr.
                                                Ended              Ended
                                               June 30           June 30
                                            1996     1995      1996     1995
                                            ----     ----      ----     ----
INTEREST INCOME
Interest on securities:
  Taxable interest income                   2,779    2,904     1,464    1,391
  Tax-exempt interest income                766      1,045     329      514
Interest and fees on loans                  10,321   8,837     5,411    4,615
Interest on interest bearing deposits       0        102       0        51
Federal funds sold                          583      174       190      141
Lease income                                225      6         0        1
                                            -        -         -        -
Total interest income                      14,674   13,068     7,394   6,713

INTEREST EXPENSE
  Interest on deposits
    Savings                                 2,894    2,728     1,555    1,317
Certificates of deposit $100,000
    and over                                1,288    861       655      539
Fed Funds Purchased                         0        30        0        0
    Other time deposits                     2,926    2,470     1,339    1,350
                                            -----    -----     --       ---
    Total interest expense                  7,108    6,089     3,549    3,206

NET INTEREST INCOME                         7,566    6,979     3,845    3,507

  Provision for loan losses                 615      450       315      225
  Net Interest Income After                 ---      ---       ---      ---
  Provision for Loan Losses                 6,951    6,529     3,530    3,282

OTHER OPERATING INCOME
  Service charges on deposit accounts       784      667       406      348
  Trust Department Income                   341      325       172      166
  Commissions, collection
  Charges and fees                          216      188       98       108
  Investment security gains (losses)        0        226       0        233
  Other Non-Interest Income                 42       0         42       0
                                            ---      -         ---      -
  Total Other Operating Income              1,383    1,406     718      855

 OTHER OPERATING EXPENSES
  Salaries and wages                        2,218    2,212     1,172    1,176
  Pension and other benefits                573      688       321      358
  Occupancy and equipment                   799      775       426      383
  FDIC Assessments                          48       416       24       208
  Postage, stationery and supplies          117      193       50       82
  Professional Fees                         240      140       134      64
  Other operating expenses                  720      663       386      336
                                            ---      ---       ---      ---
  Total Other Operating Expenses            4,715    5,087     2,513    2,607
  Income Before Income Taxes                3,619    2,848     1,735    1,530
  Applicable Income Taxes                   1,050    750       600      375
                                            -----    -----     ---      -----
  NET INCOME                                2,569    2,098     1,135    1,155
                                            -----    -----     -----    -----
  Earnings per Common Share                 2.36     1.91      1.04     1.05


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
                                                        Six Months Ended
                                                           June 30
                                                        1996      1995
                                                        ----      ----
Cash flow from operating activities

Net Income                                              2,569     2,098
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Amortization of organization expenses              0         0
     Depreciation of premises and equipment             219       189
     Net Loan charge offs                               (339)     (145)
     Provision of loan losses                           615       450
     Premium Amortization net of discount accretion     72        104
     Gain or (Loss) on sale of securities               0         226
     Gain on other real estate                          0         0
     Gain on sale of bank premises and equipment        (42)      0
Increase/(decrease) in other assets                     (1,189)   (916)
Increase/(decrease) in other liabilities                684       846
Increase/(decrease) in borrowed funds                   0         0                               ---       ---
Net cash provided by operating activities               2,589     2,852

Cash flows from investing activities
  Interest bearing deposits                             0         0
  Purchase of investment securities                     (14,282)  (11,451)
  Proceeds from sales of investment securities          0         12,437
  Proceeds from maturities of investment securities     12,260    14,342
  Increase in loans                                     (38,217)  (17,913)
  Bank premises and equipment                           (576)     (771)
  Proceeds from sale of bank premises and equipment     42        0
  Proceeds from sale of other real estate               224       190
                                                        ---       ---
Net cash used for investing activities                 (40,549)   (3,166)

Cash flows from financing activities
  (Decrease)/Increase in total deposits                 14,686    7,331
  Cash dividends                                        (598)     (552)
  Purchase of Treasury stock                            (75)      (80)
  Sale of Treasury stock                                137       114
                                                        ---       ---
Net Cash provided by financing activities               14,150    6,813

Net increase/(decrease) in cash and cash equivalents    (23,810)  6,499
Cash and equivalents at beginning of year               46,781    29,232

Cash and Cash equivalent at end of quarter              22,971    35,731

Supplementary Schedule of NonCash Investing
  and Financing Activities
Loans, Net of Chargeoffs transferred to Other Real
Estate Owned:                                           62        86



SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 1996

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

4) In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for June 30, 1996, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

              SOUTHERN JERSEY BANCORP OF DELAWARE, INC.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






       SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
       (Registrant)

       Paul Ritter
       Treasurer




       Clarence D. McCormick
       Chairman/CEO







DATE:  August 13, 1996

         MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF

                RESULTS IN OPERATIONS



           Six Months Ended June 30, 1996

The net operating income of $2,569,000 for the first six months of 1996 is 22.45% above the same period the prior year. Net income after taxes for 1996 is projected to be approximately
$5,200,000 or approximately 7.17% more than 1995.

This is primarily due to the fact that during the first two quarters of 1996 a decrease in FDIC expenses and an increase in Federal Funds Sold Income resulted in net income increase in the first quarter of 1996 compared to 1995.

An unrealized loss of approximately $151,000 was recognized on the value of securities available for sale pursuant to FASB 115.

There has been no other significant changes in charge-offs, recoveries, provision for loan and lease losses, non-accruing or non-performing loans in the last quarter except for an increase of approximately $790,000 in past due 30 - 90 days loans secured by real estate and approximately $323,000 increase in total charge-offs. These loans are adequately secured by real estate and other collateral and minimal loss is expected at this time.


Total charge-offs for the first six months of 1996 totalled $418,000 while total recoveries during the period were $79,000.

               PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  Exhibits
          Exhibit 27.  Financial Data Schedule
      B.  Reports on Form 8-K
          No reports have been filed on form 8-K during this quarter.