Form 10-Q
period 1996-09-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1996-11-14
CIK 740830

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCANGE ACT OF 1934

For the quarter period ended September 30, 1996
Commission File Number 0-12635

Southern Jersey Bancorp of Delaware, Inc.
(Exact name of Registrant as Specified in Charter)


Delaware                               22-2983654
(State of Other Jurisdiction           (I.R.S. Employer Identification
of Incorporation or Organization)       Number)


53 South Laurel Street
Bridgeton, New Jersey  08302
(Adress of Principal Executive Offices)

(609)453-3000
(Registrant's Area Code and Telephone Number)

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it has been subject to such filing requirements.

              [X] YES                [ ] NO

Common Stock Outstanding as of September 30, 1996       1,084,907

PART I - Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.

                                         9/30/96   9/30/95   12/31/95
ASSETS
 Cash and Due from Banks                  17,599    14,904     18,981
 Interest Bearing Deposits	          0         2,000      0
 Investment Securities Held-to-Maturity   67,898    101,450    80,566
 Investment Securities Available for Sale 35,655    24,436     33,754
 Market Value
	    9/31/96    103,410
	    9/31/95    126,077
           12/31/95    115,240
 Loan net of unearned income	           280,168   221,234    232,113
 Less: Allowance for Loan Losses           3,310     2,383      2,413
                                           ------    ------     ------
Net Loans                                  276,858   218,851    229,700

Federal Funds Sold                         10,000    9,400      27,800
Bank Premises and Equipment - Net          6,326     6,055      5,916
Other Assets                               9,599     8,090      7,523
       	                                   ------    -------    ------
Total Assets                               423,935   385,186    404,240

LIABILITIES
Deposits - Interest Bearing                326,814    278,393   286,117
Non-Interest Bearing Deposits              53,550     67,782    77,316
                                           -------    -------   -------
Total Deposits                             380,364    346,175   363,433
Federal Funds Purchased                    0          0	       0
Other Liabilities                          4,473      3,387     4,164
                                           ------     --------  --------
Total Liablities                           384,837    349,562   367,597

Shareholder's Equity
 Common Stock par value $1.67 per share
   Authorized 5,000,000 shares
   Issued 1,275,000 shares                 2,129      2,129     2,129
  Surplus                                  2,223      2,258     2,223
  Undivided Profits                        38,766     34,267    35,103
                                           -------    ------    -------
                                           43,118     38,654    39,455

  Less: Treasury Stock at cost
  190,093  Common Shares  9-30-96
  187,342  Common Shares  9-30-95
  190,193  Common Shares 12-31-95          3,793      3,649     3,741
                                           ------     -----     -----
                                           39,325     35,005    35,714
Allowance for unrealized gain/losses
on Available for Sale Securities           (227)      619       929

Total Shareholders' Equity                 39,098     35,624     36,643

TOTAL LIABILITES AND                       ------     ------     ------
SHAREHOLDERS' EQUITY                      423,935    385,186    404,240

This is the consolidated statement of earnings for Southern Jersey
Bancorp. All dollar amounts are in thousands except per share data.

                                      Nine Months        Third Qtr.
                                         Ended              Ended
                                        Sept.  30         Sept. 30
                                      1996    1995       1996   1995
                                      ----    ----       ----   ----

INTEREST INCOME
Interest on securities:
  Taxable interest income             3,972   4,484       1,193  1,580

  Tax-exempt interest income          1,272   1,361       506    316
Interest and fees on loans            16,143  13,622      5,822  4,785

Interest on interest bearing deposits 0       140         0      38
Federal funds sold                    752     543         169    369
Lease Income                          214     6           (11)   0
                                      ---     -----       ----   -----
Total Interest Income                 22,353  20,156      7,679  7,088

INTEREST EXPENSE
  Interest on deposits
    Savings                           4,377   4,252       1,483  1,524

Certificates of deposit $100,000
    and over                          1,976   1,416       688    555
Fed Funds Purchased                   0       31          0      0
    Other Time Deposits               4,466   3,918       1,540  1,448
                                      -----   -----       -----  -----
    Total Interest Expense            10,819  9,617       3,711  3,527

NET INTEREST INCOME                   11,534  10,539      3,968  3,561
  Provision for Loan Losses           960     575         345    125
  Net Interest Income After           ------  ------      -----  -----
  Provision for Loan Losses           10,574  9,964       3,623  3,436

OTHER OPERATING INCOME
  Service charges on deposit accounts 1,219   1,026       435    359
  Trust Department Income             515     492         174    167

  Commissions, Collection
  Charges and Fees                    370     271         154    83

  Investment security gains (losses)  358     226         316    0
  Other Non-Interest Income
                                      ---     ---         ---    ---
  Total Other Operating Income        2,462   2,015       1,079  609

OTHER OPERATING EXPENSES
  Salaries and Wages                  3,214   3,198       996    986
  Pension and Other Benefits          794     952         221    264
  Occupancy and Equipment             1,238   1,225       439    450

  FDIC Assessments                    73      411         25     (5)

  Postage, Stationary and Supplies    295     285         178    92
  Professional fees                   423     243         183    103

  Other Operating Expenses            1,118   979         398    317
                                      -----   ----        ---    -----
Total Other Operating Expenses        7,155   7,293       2,440  2,207

  Income Before Income Taxes          5,881   4,686       2,262  1,838

  Applicable Income Taxes             1,620   1,212       570    462
                                      -----   -----       ----   ----
  NET INCOME                          4,261   3,474       1,692  1,376

                                      -----   -----       -----  -----
  Earnings per Common Share           3.93    3.16        1.57   1.26

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Dollars in Thousands)
                                                   Nine Months Ended
                                                       Sept  30
                                                    1996       1995
                                                    ----       ----

Cash flow from operating activities

Net Income                                          4,261      3,474
  Adjustments to reconcile net income to net cash
    provided by operating activities:

     Amortization of organization expenses          0          0
     Depreciation of premises and equipment         292        266
     Net Loans Charge-offs                          (63)      (338)
     Provision for Loan Losses                      960        575
     Premium Amortization net of discount accretion 46         190
     Gain or (Loss) on sale of securities           358        226
     Gain on Other Real Estate                      0          0
     Gain on Sale of bank premises and equipment    (42)       0
(Increase)/decrease in Other Assets                 (2090)    (1,266)
Increase/(decrease) in other Liabilities            309        269
Increase/(decrease) in borrowed funds               0          0
                                                    ---        ------
Net cash provided by operating activities           4,031      3,396


Cash flows from investing activities
  Interest bearing deposits                         0         1,000
  Purchase of Investment Securities                (15,542)  (18,903)
  Proceeds from sale of Investment Securities        8,000    12,437
  Proceeds from maturities of Investment Securities 15,402    18,333
  Increase in Loans                                (48,055)  (28,716)
  Bank premises and equipment                      (702)     (771)
  Proceeds from sale of bank premises and equipment 42        0
  Proceeds from sale of Other Real Estate            1,361    312
                                                    ------    ----

Net cash used for investing activities             (39,494)  (16,308)

Cash flows from Financing activities
  (Decrease)/ Increase in total deposits             16,931    8,952
  Cash Dividends                                     (598)     (551)
  Purchase Treasury stock                            (235)     (573)
  Sale of Treasury Stock                             183       156
                                                     ----      -----
Net Cash Provded by Financing Activities             16,281    7,984

Net increase/(decrease) in cash and cash equivalents (19,182) (4,928)
Cash and Equivalents at beginning of year            46,781    29,232

Cash and Equivalents at the end of the quarter       27,599    24,304

Supplementary Schedule of NonCash Investing
  and Financing Activities                           2,079     123
Loans, Net of Charge-offs transferred to Other Real
Estate Owned:


SOUTHERN JERSEY BANCORP OF DELAWARE,INC.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 1996

1) Principles of Consolidation: The consolidated financial statements reflect the account of Southern Jersey Bancorp of Delaware, Inc. and its subsidiary, The Farmers and Merchants National Bank of Bridgeton after the elimination of all intercompany balances and transactions.

2) There have been no significant changes in the account policies of the registrant since December 31, 1995, the date of the most recent annual report to security holders, nor have there occurred events which have had a material impact on the disclosure herein.

3) The interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

4) In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for September 30, 1996, reflect adjustments that are of a nomal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.


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


           Paul Ritter
           Treasurer


           Clarence D. McCormick
           Chairman/CEO



DATE:


      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF
            RESULTS IN OPERATIONS

     Nine Months Ended September 30, 1996

The net operating income of $4,261,000 for the first nine months of 1996 is 22.65% above the same period for prior year. Net income after taxes for 1996 is projected to be approximately
$5,200,000 or approximately 7.17% more than 1995.

This is primarily due to the fact that during the first three quarters of 1996 an increase in interest and fees on loans and an increase in federal funds sold income has contributed to a net interest income increase of $995,000 in the first three quarters of 1996 compared to 1995.

Additionally, FDIC expenses decreased in the first three quarters of 1996 $338,000 as compared to 1995 as a result of legislation enacted in the third quarter of 1995.

An unrealized loss of approximately $227,000 was recognized on the value of securities available for sale pursuant to FASB 115.

There have been no other significant changes in charge-offs, recoveries, provision for loan and lease losses, non-accruing or non-performing loans in the last quarter except for an increase of approximately $335,000 in loans secured by real estate and deliquent 30-89 days and $593,000 in other loans to individuals deliquent 30-89 days. These loans are adequately secured by real estate and other collateral and minimal loss is expected at this time.

Total charge-offs for the first nine month of 1996 totalled $656,000, while total recoveries during the period were $593,000.





              PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  Exhibits
          Exhibit 27. Financial Data Schedule
      B.  Reports on Form 8-K
          No reports have been filed on Form 8-K during this quarter.