Form 10-K
period 1996-12-31
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1997-04-01
CIK 740830

UNITED STATES
                              SECURITIES AND EXCHANGE
                                     COMMISSION
                              Washington, D.C.  20549


                                         FORM 10-K


( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                        For the fiscal year ended December 31, 1996
                                            OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from.................to.....

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

      As of March 14, 1997, Registrant has 5,000,000 shares of $1.67 par value common stock authorized, with 1,084,920 shares outstanding, which is the only class of common stock or voting stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on most recent sales prices known to Management) was approximately $42,854,340.

                            DOCUMENTS INCORPORATED BY REFERENCE

      PART III - The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of the
Shareholders of the Registrant to be held April 10, 1997, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.

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

            The Bank has three wholly-owned subsidiaries. F&M Investment Company (Investment Company), was organized under the laws of the State of Delaware in 1984 for the purpose of holding and managing investment securities. Woulf Asset Holdings, Inc. and AMFDCM, Inc. were organized under the laws of the State of New Jersey in 1996 for the purpose of holding and managing real estate.

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

            The Bank operates in the Counties of Cumberland, Gloucester and Salem in Southern New Jersey through branch offices with the main office situated in Bridgeton, New Jersey. Within the market area in which the Bank operates, there are numerous commercial banks, savings and loan associations, credit unions, etc. The number of competitors cannot be reasonably estimated. The Bank is one of the largest independently owned financial institution in the market area and is one of the most profitable financial institutions in the State of New Jersey. During 1996, the Bank opened two new branch offices in New Jersey. The principal methods of competition are those that are standard to the banking industry, such as interest rates and customer services.

Environmental and Safety Regulations

            In the opinion of Registrant, compliance with current laws and regulations pertaining to the environment, health and safety has not materially affected its business or financial condition, and Registrant believes that such matters will not have a material effect on its business or financial condition in the foreseeable future. After giving effect to pending programs for environmental compliance, the Registrant expects to be in material compliance with currently applicable environmental, health and safety laws and regulations.

General

      Employees - Registrant employs approximately 233 people who are not covered by collective bargaining agreements with any unions.
In general, relationships with employees have been satisfactory.

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

                  The banking business of Registrant and the Bank is subject to comprehensive and detailed regulation by federal supervisory agencies;
in particular, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, as well as the Securities and Exchange Commission. These agencies have broad administrative authority which includes, but is not limited to, dividends, expansion of locations, acquisitions and mergers, interest rates, reserves against deposits, terms, amounts and charges to borrowers, investments, ownership of certain companies by bank holding companies.
The banking business of Registrant and the Bank is also subject to the banking laws of the States of New Jersey and Delaware.

                  The federal banking regulatory authorities (The Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation) may take action against the Registrant and the Bank for failure to maintain minimum levels of capital and minimum leverage ratios and failure to comply with regulations promulgated under the FDIC Improvement
Act of 1991 (FDICIA) and the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). The Bank's Tier 1 and risk weighted capital ratios at December 31, 1996 are 12.8% and 13.8%, respectively. This is well in excess of the minimum required of 4% and 8%.

                  FDICIA generally prohibits a depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations, prohibitions on the payment of interest rates in excess of 75 basis points above the average market yields for comparable deposits, and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary or would have been necessary to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution that is required to submit a capital restoration plan fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

            Significantly, undercapitalized depository institutions may be subject to a number of requirements and restrictions including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, or desist accepting deposits from correspondent banks, and restrictions on senior executive compensation and on inter-affiliate transactions. Critical undercapitalization institutions are subject to a number of additional restrictions including the appointment of a receiver or conservator.

            Regulations promulgated under FDICIA also require that an institution monitor its capital levels closely and notify its appropriate federal banking regulators within 15 days of any material events that affect the capital position of the institution.

            FDICIA directs that each federal banking agency prescribe the standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and other such
standards as the agency deems appropriate.   FDICIA also contains a
variety of other provisions that could affect the operations of the Company including new reporting requirements, regulatory standards for real estate lending, "truth-in-savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, certain restrictions on investments and activities of state chartered insured banks and their subsidiaries, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations, and a prohibition on the acceptance or renewal of brokerage deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Based on the regulations existing in perspective, none of the aforementioned requirements are expected to impose a material cost on the Company or to result in significant changes to the Company's operations.

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

NAME AND AGE                           OFFICE AND EXPERIENCE

Clarence D. McCormick, Sr.    67       President and Chief Executive Officer
                                       of Southern Jersey Bancorp of
                                       Delaware, Inc., President of F&M
                                       Investment Company, Chief Executive
                                       Officer of Farmers and Merchants
                                       National Bank of Bridgeton, NJ

Clarence D. McCormick,  Jr.   36       Vice President of F&M Investment
                                       Company and President of Farmers and
                                       Merchants National Bank of Bridgeton,
                                       NJ since April 20, 1995

Ralph A. Cocove, Sr.          58       Executive Vice President and Cashier
                                       of Farmers and Merchants National
                                 Bank of Bridgeton, NJ

Robert C. Wolf                53       Executive Vice President of
                                       Administration of Farmers and Merchants
                                       National Bank of Bridgeton, NJ since May
                                       13, 1993. Prior to 1993, Mr. Wolf was an officer of United Jersey Bank/South for 20 years.

Paul J. Ritter                36       Senior Vice President and Comptroller
                                       of Farmers and Merchants National Bank
                                       of Bridgeton, NJ since April 20, 1995
                                       Treasurer of Southern Jersey Bancorp
                                       of Delaware, Inc.

Harry W. Bullock              70       Secretary of Southern Jersey Bancorp
                                       of Delaware, Inc.

Russell Chappius, Sr.         55       Senior Vice President and Operations
                                       Officer of Farmers and Merchants
                                       National Bank of Bridgeton, NJ

Charles S. Kessler            58       Senior Vice President and Data
                                       Processing Manager of Farmers and
                                       Merchants National Bank of
                                       Bridgeton, NJ

Simon Aman                    60       Senior Vice President and Senior
                                       Trust Officer of Farmers and Merchants
                                       National Bank of Bridgeton, NJ, and
                                       Investment Officer of F&M Investment
                                       Company since May 16, 1994.  Prior to
                                       1994, Mr. Aman was a Trust Officer
                                       with Central National Bank in
                                       Canajohaire, New York for 3 1/2 years
                                       and Union National Bank in
                                       Albany, New York for 15 years.


Gunars Sietinsons               57    Senior Vice President / Commercial
                                       Lending Since April 16, 1996. Prior to
                                       1996, Mr. Sietinsons was a loan officer
                                       of Farmers and Merchants National Bank
                                       for over 10  years.

J. Kevin Danna             42    Senior Vice President since December
                                       1996.Prior to 1996, Mr. Danna was a
                                       loan officer of Farmers and Merchants
                                       National Bank for over 10 years.

     Set forth below are the names and beneficial stock ownership of persons serving as executive officers of Registrant and its subsidiaries.

                          Shares of Stock Owned       Percentage of Outstanding
      Name               And Beneficially Owned             Common Stock

Clarence D. McCormick            162,249                        14.95
Clarence D. McCormick, Jr.        67,860                         6.25
Harry W. Bullock                   4,300                          .40
Ralph A. Cocove, Sr.               6,520                          .60
Robert C. Wolf                       609                          .05
Paul J. Ritter, III                5,700                          .52
Russell Chappius, Sr.              2,100                          .19
Charles S. Kesler                  1,170                          .10
Simon Aman                           100                          .01
Gunars Sietinsons                  2,000                          .18
J. Kevin Danna                     1,000                          .09

STATISTICAL DISCLOSURES UNDER GUIDE 3

Schedule I

Item I(A)    Average Balance Sheets




                                                          December 31
                                                  1996        1995       1994
ASSETS
  Cash and due from banks                      $15,818     $15,561    $16,348
  Interest-bearing deposits                          0       2,342      1,540
  Federal funds sold                            21,670      16,113     21,221
  Investment securities
  -Taxable                                      73,642      88,496    103,456
  Investment securities
  -Tax Exempt                                   37,339      38,264     42,266
  Loans net of unearned
  income                                       263,904     210,327    169,025
   Less: Allowance for
         loan losses                             2,785       2,349      2,283
         Net loans                             261,119     207,978    166,742
    Bank premises
     and equipment - net                         6,250       5,819      5,109
    Other assets                                 9,238       8,525      7,839
                                                -------    -------     -------
         TOTAL ASSETS                        $425, 076    $383,098   $364,521


LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits
   Interest-bearing demand deposits            $91,500     $67,548    $58,201
   Savings accounts                            159,848     146,401    152,539
   CD's - Over $100,000                         62,152      37,258     24,498
   Non-interest bearing deposits                65,727      92,076     95,719
                                               -------     -------    -------
   Total Deposits                              379,227     343,283    330,957
   Other liabilities                             6,051       2,813      2,627
                                               -------     -------     ------
   Total Liabilities                           385,278     346,096    333,584


Shareholders' Equity
   Preferred stock                                   0           0          0
   Common stock                                  2,129       2,129      2,129
   Additional paid-in capital                    2,241       2,241      2,252
   Retained earnings                            38,771      35,175     29,729
   Allowance for unrealized
    (losses)/gains                                 475         750        125
                                                 -----     -------        ----
                                                43,616      40,295     34,235
    Less: Treasury stock                         3,818       3,293      3,298
    Total Shareholders' Equity                  39,798      37,002     30,937
    TOTAL LIAB. &                              -------      ------       -----
      SHAREHOLDERS' EQUITY                    $425,076    $383,098   $364,521

GUIDE 3

Schedule II

Item I(B)     Analysis of Interest Earnings



                              For The Years Ended December 31(In Thousands)
1996   1995        1994
                             Interest   %      Interest    %       Interest  %
INTEREST EARNING ASSETS:
  Interest bearing deposits   0       N/A        $164  7.00%        $77 5.00%
  Federal funds sold         1,147  5.29%         943  5.85%        876 4.13%
  Investment securities
    Taxable                   5,141  6.98%       5,720  6.46%     6,435 6.22%
    Tax-exempt                1,661  4.45%       1,989  5.20%     2,218 5.25%
     Loans                   22,441  8.59%      19,396  9.33%    15,010 9.00%
                             ------  -----     -------  -----    -------  ---
          Average Yield     $30,390  7.72%     $28,212  7.99%   $24,616 7.34%
INTEREST BEARING LIABILITIES:
  Interest on deposits:
    Demand & time
     deposits                $2,644  2.89%      $2,837  4.20%    $2,358 4.05%
    Savings                   9,332  5.84%       8,311  5.68%     7,018 4.60%
    CD's - $100,000 or more   2,894  4.66%       1,966  5.28%     1,355 5.53%
                             ------  -----      ------  -----    ------  ----
    Average Effective Rate Pd.$14,870 4.74%    $13,114  5.22%   $10,731 4.56%
NET YIELD ON
 INTEREST-EARNING ASSETS    $15,520  3.89%     $15,098  4.22%   $13,885 4.09%



NOTES:

(1) Non-accrual loans are not included in the "Loans net of unearned income" amount used in the yield computation.
(2) No out-of-period items included in the calculation of the changes in interest income and interest expense.
(3)     Loan fees are immaterial.
(4)     Tax exempt income is not calculated on a tax equivalent basis.

GUIDE 3

Schedule III



Item I(C)(1)     Schedules of Interest Income & Expense Variance


                                 For The Years Ended December 31
(In Thousands)                  1996                           1995
                          INTEREST   VARIANCE          INTEREST    VARIANCE
INTEREST INCOME:
 Interest-bearing deposits   $  0     $ (164)            $164           $87
 Federal funds sold         1,147        204              943            67
 Investment securities
  Taxable                   5,141       (579)           5,720          (715)
  Tax-exempt                1,661       (328)           1,989          (229)
 Loans                     22,441       3,045          19,396         4,386
                          -------      ------         -------         -----
TOTAL INTEREST INCOME     $30,390      $2,178         $28,212        $3,596

Item I(C)(2)
INTEREST EXPENSE:

 Interest on deposits:
 Demand & time deposits    $2,644     $ (193)          $2,837          $479
 Savings                    9,332      1,021            8,311         1,293
 CD's - $100,000 or more    2,894        928            1,966           611
                          -------     ------           -------       ------
TOTAL INTEREST EXPENSE    $14,870     $1,756          $13,114        $2,383

Schedule IV


Item I(C)(2)(a) and (b)    Schedules of Volume Variance and Rate Variance


                                          For The Years Ended December 31
(In Thousands)                               1996              1995
                                                      VARIANCE
                                      VOLUME    RATE      VOLUME     RATE
                                        (a)      (b)        (a)       (b)
INTEREST INCOME:
  Interest-bearing deposits           $(164)    $  0         $40       $31
  Federal funds sold                    325      (90)       (211)      366
  Investment securities
   Taxable                             (960)     460        (931)      103
   Tax-exempt                           (48)    (287)       (210)        0
   Loans                              4,999   (1,556)      3,718       548
                                      -----   ------        ----     -----
TOTAL INTEREST INCOME                $4,152  $(1,473)     $2,406    $1,048

INTEREST EXPENSE:
  Interest on deposits:
   Demand & time deposits            $1,006   $ (885)       $379       $86
   Savings                              764      234        (282)    1,641
   CD's - $100,000 or more            1,314     (231)        706       (62)
                                      ----      -----       -----      ----
TOTAL INTEREST EXPENSE               $3,084   $ (882)       $803    $1,665

GUIDE 3

Schedule V


Item I(C)(2)(c)     Schedules of Changes in Rate/Volume


                                                 December 31, 1996
(In Thousands)              TOTAL      VOLUME         RATE         RATES/VOL
                           VARIANCE   VARIANCE     VARIANCE         VARIANCE
                           --------   --------     --------         --------
INTEREST INCOME:
  Interest-bearing deposits $(164)     $(164)         $ 0               $ 0
  Federal funds sold          204        325           90               (31)
  Investment securities
   Taxable                   (579)      (960)         460               (79)
   Tax-exempt                (328)       (48)        (287)                7
  Loans                     3,045      4,999       (1,556)             (398)
                           ------     ------        ------              ----
TOTAL INTEREST INCOME      $2,178     $4,152      $(1,473)            $(501)
INTEREST EXPENSE:
  Interest on deposits:
   Demand & time deposits    (193)     1,006      $  (885)            $(314)
   Savings                  1,021        764          234                23
   CD's - $100,000 or more    928      1,314         (231)             (155)
                            -----       ----        ------             -----
TOTAL INTEREST EXPENSE     $1,756     $3,084        $(882)            $(446)


                                                 December 31, 1995
(In Thousands)               TOTAL      VOLUME        RATE         RATES/VOL
                            VARIANCE   VARIANCE     VARIANCE        VARIANCE
                            --------   --------     --------        --------
INTEREST INCOME:
  Interest-bearing deposits   $87         $40          $31              $16
  Federal funds sold           67        (211)         366              (88)
  Investment securities
   Taxable                   (715)       (931)         103              113
   Tax-exempt                (229)       (210)           0              (19)
  Loans                      4,386       3,718         548               120
                            ------        ----       ------            -----
TOTAL INTEREST INCOME       $3,596      $2,406      $1,048              $142
INTEREST EXPENSE:
  Interest on deposits:
   Demand & time deposits     $479        $379         $86               $14
   Savings                   1,293        (282)      1,641               (66)
   CD's - $100,000 or more     611         706         (62)              (33)
                             -----        ----       ------             ----
TOTAL INTEREST EXPENSE      $2,383        $803      $1,665              $(85)

GUIDE 3

Schedule VI



Item II(A) and (B)     Investment Portfolio



                                               December 31,
(In Thousands)                           1996              1995       1994
                                      Book     Average      Book       Book
                                    Value      Yield       Value      Value
U.S. Treasury Securities:
Maturing within 1 year              $6,026    7.1094%      $0         $18,117
Maturing between 1-5 years          10,512    5.9430%       24,527     27,560
Maturing between 6-10 years              0     N/A          0           1,991
TOTAL                               16,538     N/A         $24,527     47,668

U.S. Government Agencies:
Maturing within 1 year               1,998    7.1483%        4,013          0
Maturing between 1-5 years          10,488    6.3673%        8,995     14,529
Maturing between 6-10 years         21,390    7.0544%       18,946      6,484
TOTAL                               33,876                  31,954     21,013
State and Political Subdivisions:
     Maturing within 1 year          4,528    5.9974%        4,785     10,727
     Maturing between 1-5 yrs       21,727    5.2374%       16,420     14,460
     Maturing between 6-10 yrs       2,840    4.7573%       12,021     16,154
     Maturing over 10 years             64    6.8011%           73         72
TOTAL                               29,159                  33,299     41,413
Federal Reserve Stock                  128     6.000%          128        128
Other Securities:
  Maturing within 1 year             4,763    6.5860%        6,013      1,999
  Maturing between 1-5 years        12,172    6.1666%       15,917     19,266
  Maturing between 6-10 years            0      N/A          1,075      6,572
TOTAL                               16,935                  23,005     27,837
Equity Securities
  Maturing within 1 year
  Maturing between 1-5 years
  Maturing between 6-10 years
TOTAL                                    0                       0           0
Total Before Allowance For
Unrealized Gains                    96,336                  112,913    138,059
Less: Allowance for
Unrealized Gains                        33                    1,407        85
TOTAL SECURITIES                  $ 96,669                 $114,320   $138,144

Item II(C) Securities With One Issuer Exceeding Ten Percent of Stockholders' Equity - NONE

GUIDE 3

Schedule VII     Analysis of Loans

Item III(A) - Types of Loans:

                                                    December 31
(In Thousands)              1996       1995       1994          1993    1992
Real estate loans:
 1-4 Family Residential   $61,668    $52,673    $48,443      $46,175  $48,231
 Farmers                    2,098      2,337      1,832        1,370    1,054
 Other                     72,492     28,695     31,161       49,310   33,538
Loans to farmers            1,310      1,148      1,601        3,069    1,032
Commercial and industrial
 loans                     50,548     83,672     74,165       26,179   41,630
Loans to individuals:
 Credit cards               1,799      1,661      1,562        1,281      814
 Other                    101,688     53,121     35,645       27,406   21,013
Lease financing receivables    17     10,059        219          507      564
 Total Loans              291,620    233,366    194,628      155,297  147,876
Less: Unearned income         735      1,253      2,110        3,955    6,282
Allowance for loan losses   3,190      2,413      2,146        2,135    1,888
Net Loans                $287,695   $229,700   $190,372     $149,207 $139,706

Item III(B) - Maturities and Sensitivities of Loans to Changes in Interest
 Rates at December 31, 1996:
(In Thousands)
Domestic:                      Total Loans             Interest Rates
                                              Predetermined         Floating
Commercial, Financial and
    Agricultural
 Due in 1 year or less           $18,838          $10,599              $8,239
 Due after 1 year through 5 years 21,992           19,913               2,079
 Due after 5 years                11,028           10,438                 590
                                 $51,858          $40,950             $10,908
Item III(C) - Risk Elements
1.  Non-accrual, Past Due and Restructured Loans
                                      December 31
                 1996      1995          1994          1993         1992
(1)(a)
  Total non-accrual
  l         $2,287,000  $3,133,000    $2,298,000    $1,842,000   $2,080,000
(1)(b)
  Accruing loans past due
  90 or more days$1,288,000  $2,043,000    $1,116,000       786,000      $0
(1)(c)
   Troubled debt
   restructuring         $0  $1,226,000    $1,147,000      $643,000  424,000
(2)(I)
  Interest income
  that would have been
  recorded on
  non-accrual loans$334,600    $144,000      $104,000      $166,000  $139,000
(2)(ii)
Interest recorded on
  non-accrual loans
  included in net income
  for the period         $0          $0       $15,000       $12,000       $4,000

(3) Registrant's policy for placing loans on non-accrual status - See
    Summary of Significant   Accounting Policies under heading "Loans"
    on Registrant's Consolidated Financial Statements for the year ended December 31, 1996, included in Item 8 of Form 10-K.
2.  Potential Problem Loans - None
      Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed under
      Item III of Industry Guide 3 do not represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, liquidity, or capital resources or represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

3.  Foreign Outstanding Loans - None

4.  Loan Concentrations - See Item III (A)

 GUIDE 3
Schedule VIII(a)
Item III (C)(1)

     THE FARMERS AND MERCHANTS NATIONAL BANK OF BRIDGETON, NJ

CHARTER 9498     ANALYSIS OF REPRICING OPPORTUNITIES     DECEMBER 31, 1996


REPRICING OPPORTUNITIES
FOR:                     3 Mo.  3-6 Mo. 6 Mo-1 Yr  1-3 YRS.   3-5 YRS     5 +
Total Loans and Leases $30,346  $4,957     $9,899  $83,247    $84,744   $76,140
Debt Securities          4,431   1,818     10,592   21,958     24,165  33,577
Trading Account Assets       0       0          0        0          0         0
Other Interest-Bearing
  Assets                12,900       0          0        0          0         0
Total Interest-        -------  ------     ------   ------    -------     -----
 Bearing Assets         47,677   6,775     20,491  105,205    108,909 109,717
 Loan and Lease Loss
  Reserve                    0       0          0        0          0         0
Non-Accrual Loans            0       0          0        0          0         0
All Other Assets
 Including Cash         18,347       0          0         0          0         0
                        ------    ----     ------     -----      -----     -----
Total Assets            66,024   6,775     20,491   105,205    108,909   109,717

Deposits in Foreign Officer  0       0          0         0          0         0
CDs over $100,000       17,744  17,695      7,808    13,300        700
Other Time Deposits     41,325  18,835     22,446    32,235      3,740
MMDA                     3,599   3,599     10,799    17,998          0
Other Savings            6,345   6,345      6,345    19,036     12,691    12,690
NOW**                   10,953   5,477      5,477    10,953     10,953 10,953
Treasury Notes               0       0          0         0          0         0
Mortgages & Capitalized Leases 0     0          0         0          0         0
Other Nondeposit Interest
 -Bearing Liabilities        0       0          0         0          0         0
                         -----  ------      -----     -----       ----      ----
Total Interest-
 Bearing Liabilities   $79,966 $51,951    $52,875   $93,522    $28,084   $23,643

Demand Deposits         15,278                       24,039     11,069     4,957
All Other Liabilities  ----   -----     ------      -----      -----     ----
Total Liabilities      $95,244 $51,951    $52,875   $117,561   $39,153$28,600
Total Equity
 (Excluding Limited Life
  Pref.Stock)
Total Liab. & Capital  $95,244 $51,951    $52,875   $117,561    $39,153  $28,600
Net Pos.-Total Assets  -29,220 -45,176    -32,384    -12,356     69,756   81,117
Less: Liabilities and
Capital
Cumulative Position Ratios        0.49       0.47       .062       0.86     1.08
Total Assets            66,204  72,799     93,290    198,495  307,404 417,121
Total Liab. & Capital   95,244 147,195    200,070    317,631    356,784  385,384
                       ------  ------     ------     ------     ------     -----
Total Assets Less
  Liab & Capital     $-29,220$-74,396  $-106,780  $-119,136   $-49,380   $31,737


                               GAAP TABLE FOOTNOTES**

1.) These items are generally considered to be non-interest sensitive due to their infrequent repricing characteristics.

2.) In addition to the rate sensitivity characteristics of assets and support ing funds, sensitivity balances include assumptions for the potential balance volatility of certain deposit categories.

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


REPRICING OPPORTUNITIES
                                               All     Total
FOR:                                          Other    Assets        %

Total Loans and Leases                          0    $289,333    67.24
Debt Securities                               128      96,669    22.46
Trading Account Assets                          0           0        0
Other Interest-Bearing
  Assets                                        0      12,900     3.00
Total Interest-                             -----      ------   ------
 Bearing Assets                               128     398,902    92.70
 Loan and Lease Loss
  Reserve                                  -3,190      -3,190    -0.74
Non-Accrual Loans                           2,287       2,287      .53
All Other Assets
Including Cash                             13,978      32,325     7.51
                                           ------     -------    ------
Total Assets                              $13,203    $430,324   100.00

Deposits in Foreign Offices                     0           0        0
CDs over $100,000                               0     $57,247    13.30
Other Time Deposits                             0     118,581    27.56
MMDA                                            0      35,995     8.36
Other Savings                                   0      63,452    14.75
 NOW**                                          0      54,766    12.73
Treasury Notes                                  0           0        0
Mortgages & Capitalized Leases                  0           0        0
Other Nondeposit Interest
 -Bearing Liabilities                           0           0        0
                                             ----      ------    -----
Total Interest-
 Bearing Liabilities                           $0    $330,041    76.70

Demand Deposits                                 0     $55,343    12.86
All Other Liabilities                       5,189       5,189     1.21
                                            -----      ------   ------
Total Liabilities                          $5,189    $390,573    90.76
Total Equity
(Excluding Limited Life
  Pref.Stock)                             $39,751     $39,751     9.24

                                           ------    --------   ------
Total Liabilities & Capital               $44,940    $430,324   100.00

Net Positions-Total Assets               $-31,737
Less: Liabilities and
Capital
Cumulative Position Ratios
Total Assets                             430,324
Total Liabilities & Capital              430,324
                                          ------      ------     ------
Total Assets Less
  Liabilities & Capital                       $0

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

GUIDE 3
Schedule IX
Item IV (A)(1)

     SUMMARY OF LOAN LOSS EXPERIENCE


(In Thousands)     For The Years Ended December 31,
                                    1996     1995     1994     1993     1992
Balances at beginning of year     $2,413   $2,146   $2,135   $1,888   $1,288
Loan charge-offs:
 Mortgage loans                       63       17      151      288       14
 Installment loans                   239      414      265      116      231
 Commercial loans                    909      638      383      296      413
Total charge-offs                  1,211    1,069      799      700      658
Recoveries of loans previously
 charged off:
 Mortgage loans                        0        2        2       33        0
 Installment loans                   104       51       49       62       52
 Commercial loans                     79       17       34       52      215
 Total recoveries                    183       70       85      147      267
NET CHARGE-OFFS                    1,028      999      714      553      391
Allowance charged to operations    1,805    1,266      725      800      991
Balances at end of year           $3,190   $2,413   $2,146   $2,135   $1,888
Average loans outstanding
 during year                    $262,100 $211,398 $171,887 $149,842 $164,172
Ratio of net charge-offs to
average loans outstanding
during the year                   0.0392%  0.473%   0.415%   0.369%   0.238%


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

GUIDE 3

Schedule X

Item V(A) - Average Deposits



                                               December 31
(In Thousands)                   1996            1995              1994
                            AVG. AMT.  %     AVG. AMT.  %     AVG. AMT.  %
Non-interest bearing
  demand deposits           $65,727  0.0     $92,076  0.0     $95,719  0.0
Interest bearing
  demand deposits            91,500  2.9      67,548  4.2      58,201  4.1
Savings accounts            159,848  5.8     146,401  5.7     152,539  4.6
CD's - Over $100,000         62,152  4.7      37,258  5.3      24,498  5.5
Total Average Deposits     $379,227  4.7    $343,283  5.2    $330,957  4.6

Item V(D) - Deposits
Summary
(In Thousands)                                                       1996
                                                                     ----
Demand deposits
  Non-interest bearing                                            $55,343
  Interest bearing                                                 90,761
(Money Market and N.O.W. Accounts)
Savings deposits                                                   63,453
Time deposits                                                     175,827
Total Deposits                                                   $385,384

The remaining maturity on certificates of deposit of $100,000 or more is presented below:

(In Thousands)                                                      1996
    Maturity                                                        ----

3 months or less                                                 $17,744
3 months to 6 months                                              17,695
6 to 12 months                                                     7,808
Over 12 months to 5 years                                         14,000
Over  5 years                                                          0
                                                                 -------
Total                                                            $57,247

GUIDE 3

Schedule XI

Item VI - Return on Equity and Assets



                                          December 31
                                    1996     1995     1994
(1)     Return on assets           1.25%     1.27%     1.23%
(2)     Return on equity          13.39%    13.11%    14.47%
(3)     Dividend payout ratio     22.40%    22.57%    23.47%
(4)     Equity to assets ratio     9.36%     9.66%     8.49%

Item 2.     Properties

The following table sets forth the location and principal offices of Registrant and its subsidiary.


       Location                                   Use


 Bridgeton, New Jersey           Executive Offices and Main Bank Office
 Bridgeton, New Jersey           Branch Office (West Broad Street)
 Bridgeton, New Jersey           Operations Center and Computer Facilities
*Upper Deerfield, New Jersey     Branch Office (Carll's Corner)
 Upper Deerfield, New Jersey     Branch Office (Seabrook)
 Fairton, New Jersey             Branch Office
 Penns Grove, New Jersey         Branch Office
 Pennsville, New Jersey          Branch Office
 Rosenhayn, New Jersey           Branch Office
*Vineland, New Jersey            Branch Office (Landis Avenue)
*Millville, New Jersey           Branch Office
 Millville (Airport), New Jersey Branch Office
 Wilmington, Delaware            Administrative Office for F&M Investment
                                 Company
*Salem City, New Jersey          Branch Office
 Washington Township, New Jersey Branch Office
 Cedarville, New Jersey          Branch Office
*Elmer, New Jersey               Branch Office

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

Item 3.     Legal Proceedings

          None

Item 4.     Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders of Registrant during the fourth quarter of fiscal year 1996.

                             PART II

Item 5.     Market for the Registrant's Common Equity and Related
Stockholder Matters

Market Information for Common Stock.

  Registrant's common stock is inactively traded on a local basis, and the range of sales prices known to Management based on quotes from the National Quotation Bureau and transactions noted in the transfer and issuance of Registrant's common stock certificates, for each quarter during the two most recent years are as follows:

                               1996                 1995
                         High        Low       High        Low
First Quarter           $38.25     $37.00     $31.50     $31.25
Second Quarter          $38.50     $38.25     $31.50     $31.25
Third Quarter           $39.00     $38.50     $33.50     $31.50
Fourth Quarter          $40.00     $39.00     $37.00     $33.00

Holders

          At March 14, 1997, there were 509 holders of record of Registrant's common stock.

Dividends

    Registrant declared cash dividends of $0.55 per share payable to its common shareholders on June 30, 1996 and December 31,
 1996, for a total of $1.10 per share or approximately $1,195,000.

    Registrant declared cash dividends of $.50 per share payable to its common shareholders on June 30, 1995 and December 31, 1995, respectively, for a total of $1.00 per share or approximately $1,093,000.

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

     (In Thousands Except Per Share Data)
                        1996      1995      1994      1993      1992
Operating Revenue     $31,831   $29,689   $26,199   $24,693   $24,650
Operating Expense     $25,227   $23,137   $20,311   $19,215   $20,164
Income Taxes           $1,276    $1,700    $1,411    $1,411      $935
Net Income             $5,328    $4,852    $4,477    $4,067     3,551
Earnings Per Common
  Share                 $4.91     $4.43     $4.09    $3.68      $3.18
Cash Dividend Per
  Share                 $1.10     $1.00      $.96     $.90       $.80
Investment
  Securities         $ 96,669  $114,320  $138,144  150,653   $121,446
Loans - Net          $287,695  $229,700  $190,372 $149,207   $139,706
Total Assets         $430,324  $404,240  $372,896 $358,652   $329,924
Total Deposits       $385,384  $363,433  $337,223 $327,261   $301,143
Stockholders' Equity  $39,751   $36,643   $32,555  $29,026    $26,554
Book Value Per Share   $36.64    $33.78    $29.62   $26.49     $23.72

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 OF THE COMPANY AND OF THE BANK


     The following discussion and analysis presents the more significant factors affecting the financial condition and results of operations of the Company and the Bank for the years ended December 31, 1994, 1995, and 1996.

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

     ROA for the Company was 1.25% in 1996, as compared to 1.27% in 1995, and 1.23% in 1994. ROE for the Company was 13.39% in 1996, as compared to 13.11% in 1995, and 14.47% in 1994. The decrease in the 1996 ROA is attributable to the growth in Average Total Assets outpacing net income resulting from the increase in the Company's loan to deposit ratio as more assets moved from lower interest earning investment securities to higher interest earning loans. The current level of ROA was largely a result of higher net interest income as well as an increase in service fee income and net investment security gains partly offset by the increased administration costs and provision for loan losses in handling a substantial increase in Total Loans and the Company's larger branch network. The increase in ROE in 1996 fro 1995 was largely a result of the Company's continued strong net income growth.

     The steady increase in the Allowance for Loan Losses account indicates that the Company has experienced an increase in the amount of total loans, which are primarily secured by collateral, and made adequate provisions thereto. The Allowance for Loan Losses increased by $777,000 or 32.20% in 1996, $267,000 or 12.44% in 1995, $11,000 or 0.52% in 1994 from their respective preceding years. Net interest income after provision for loan losses decreased by $117,000 or .85% in 1996, after increasing $672,000 or 5.11% in 1995, and $1,080,000 or 8.94% in 1994.
This was primarily the result of the increase in the provision for loan losses in 1996 and is further detailed below. Total Non-Interest Income increased $503,000 or an 18.34% increase in 1996 as compared to 1995 and $435,000 or an 18.85% increase in 1995 as compared to 1994. Total Non-Interest Expenses increased $334,000 or 3.33% in 1996 from 1995 and $443,000 or 4.62% in 1995 as compared to 1994 and is further detailed below.

                           Results of Operations

     The Company had consolidated net income of $5,328,000 in 1996 and $4,852,000 in 1995 and as compared to consolidated net income of $4,477,000 for the year ended December 31, 1994.

     The 9.81% increase in net income in 1996 as compared to 1995 was primarily a result of the increased net interest income resulting from the movement of new deposits and maturing investments into a higher yielding loan portfolio and the decrease in the provision for income taxes. Additionally, the Bank realized a net gain on the sale of investment securities. These factors were partially offset by the increased administration costs and an increase in the provision for loan losses attributable to handling a larger loan base and an increased branch network.

     The following is a comparison of the consolidated earnings per share of Common Stock of the Company for the years ended December 31, 1996, 1995, and 1994.

                                   Year ended December 31,
                                   1996          1995          1994

          Earnings Per Share      $4.91          $4.43         $4.09

     Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.


                                 Loans

     The Company had $291,620,000 in Total Loans at December 31, 1996, $233,366.00 in Total Loans at December 31, 1995, $194,628,000 in Total
Loans at December 31, 1994.

     The majority of the Company's loans are made in Gloucester, Salem and Cumberland Counties which constitute its primary service area. Although the Company's business is concentrated in three counties, its loan portfolio is diversified and well collateralized. The Company grants agribusiness, commercial, residential, consumer loans, and lease financing.

     Standby letters of credit amounting to $3,649,000, $3,061,000, and $2,841,000 were outstanding as of December 31, 1996, 1995 and 1994, respectively. Loan commitments and unused lines of credit outstanding as of December 31, 1996, 1995 and 1994 were $13,205,000, $13,930,000,
$12,526,000 respectively.

     During 1996, 4,160 new loans totaling $112,829,000 were booked which includes refinancing of existing loans.

     The increase in the amount of total loans over last year reflects an increased demand for credit in the Company's market area despite a local economy that continues to be weak. Loan growth exceeded deposit growth resulting in the Company's decreased investment in securities at a lower rate of return and an increased placement of funds in a higher yielding loans.

     The Company's loan portfolio is distributed as follows: Real Estate Mortgage Loans 46.72%, Agricultural and Commercial Loans 17.78%,
Installment and Consumer Credit 35.50%.




                            Interest Income


     The interest income of the Company is composed of interest earned on loans and credit cards and interest earned and dividends received on its investment securities. The Company had consolidated interest income from its loans and investment securities of $30,390,000, $28,212,000, and $24,616,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's interest income increased 7.72% in 1996 from 1995 and increased 14.61% in 1995 from 1994. The increase in interest income in 1996 is mainly attributable to a $3,045,000 increase in interest income earned on loans and leases as a result of the increase in deposits and reinvestment of maturing securities being utilized for lending purposes.

     The Company's investment portfolio decreased by $17,651,000 or 15.44% in 1996 from 1995. Interest income on investment securities decreased in the amount of $907,000 or 11.77% in 1996. This decrease in interest income on investment securities was a result of a smaller investment portfolio which produced smaller earnings. In 1995, the Company's investment portfolio decreased by $23,824,000 or 17.25% over 1994, and interest income decreased in the amount of $944,000 or 10.91% in 1995.

     The moderate increase in total deposits in 1996, along with substantial increase in the demand for loans, resulted in a large portion of deposits, both old and new, and maturing investments being placed in the Company's loan portfolio with the remainder placed in federal funds sold.

     This loan demand resulted from the economy of the Company's service area emerging from a recessionary period and demonstrating improved moderate growth.


                             Net Interest Income


     "Net Interest Income", the difference between interest income and interest expense, is a significant component of performance of a banking organization. Net interest income was $15,520,000 for the year ended December 31, 1996, an increase of $422,000 or 2.80% over 1995. Net interest income was $15,098,000 for the year ended December 31, 1995, an increase of $1,213,000 or 8.74% over the net interest income of $13,885,000 for the year ended December 31, 1994.

      Management attributes the reasons for the increases in net interest income in 1996 primarily to the substantial increase in the amount of interest income on higher yielding loans and the moderate increase in the amount of interest expense paid on total time deposits. The increase in time deposits interest expense was primarily a result of an increase in the amount of time deposits added to the balance sheet and the shift of deposits from non-interest bearing to interest bearing in 1996. The substantial increase in total loans with their higher yields along with the repricing of the loans at a more rapid rate than deposits resulted in the increase in the amount of net interest income.

                             Non-Interest Income


     "Non-Interest Income" consists primarily of service fees on deposit accounts, Trust Department income, commissions, collection fees, credit card fees, and rental income from safe deposit boxes. The Company's non-interest income was $3,246,000 for the year ended December 31, 1996. The Company's non-interest income was $2,743,000 for the year ended December
31, 1995, and $2,308,000 for the year ended December 31, 1994. The Company's non-interest income has increased during the three-year period ended December 31, 1996, and included $415,000 and $360,000 gains on the sale of securities enjoyed by the Company in 1996 and 1995, respectively. This increase in non-interest income was primarily a result of increased service fees on deposit accounts, but also includes increases in all areas of non-interest income including the Trust Department, net securities gains, and other income.

                             Non-Interest Expenses


     "Non-Interest Expenses" consist of salaries and employee benefits, occupancy, equipment, FDIC assessments and other miscellaneous expenses such as stationery and supplies, professional fees, postage, advertising, etc. The Company's non-interest expense was $10,357,000, $10,023,000, and $9,580,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The 3.33% increase in non-interest expense in 1996 from 1995 was mainly a result of increases in payroll expense and occupancy and equipment expenses. These expenses increased primarily as a result of the costs to administer the increased loans and deposits realized by the Company in 1996 from 1995 and the costs associated with expanding the Company's branch facilities in 1996 and 1995. Additionally, new branch banks at Vineland and Elmer, New Jersey, were established and opened for business in 1996.

     The opening of new branch locations results in a substantial increase in initial costs such as building and personnel expense. These costs will be recouped over time by future revenues generated by these locations.


                            Income Tax Expense

     Income tax expense was $1,276,000, $1,170,000, $1, 411,000 in the years ended 1996, 1195 and 1994, respectively. Income tax expense was $424,000 lower in 1996 than in 1995. This result was primarily because of the increased percentage of the provision for loan losses that was deductible in 1996 as compared to 1995 under applicable tax rules. The increased amount of loan losses booked in 1996 permitted the increase in the amount of the provision for loan losses that was deductible under the applicable tax regulations.

                        Deposit Accounts


     "Total Deposit Accounts" is composed of demand (non-interest bearing) deposits, Money Market accounts, Super NOW accounts, savings accounts, jumbo ($100,000 and over) time accounts and other time deposits. The Company had $385,384,000 in total deposits in 1996, an increase of $21,951,000 or 6.04%, $363,433,000 in total deposits at year end 1995, a $26,210,000 increase or 7.77% increase from the $337,223,000 total deposits at year end 1994.
     The Company's total deposits continued to increase in 1996. The increase was due to the Company's strong capital position, which is attracting new deposits resulting from the merger of several large regional banks. Additionally, the opening of several new branches by the Company has expanded the Bank's overall market area. The Company expects its total deposits to continue to have moderate growth in 1997.

                    Allowance for Loan and Lease Losses


     The Company's allowance for loan and lease losses as a percentage of gross total outstanding loans was 1.09% at December 31, 1996, 1.03% at
December 31, 1995, and 1.10% at December 31, 1994.   Management estimates
the required allowance for possible loan loss and the provision thereto on a monthly basis and any deficiency in the loan loss reserve account is made up by charging current operating income. The increase in the percentage of allowance for loan and lease losses as a percentage of gross total outstanding loans was a result of the allowance for loan and lease losses outpacing loan growth.

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

     The increase in the allowance for loan and lease losses to $3,190,000 in 1996 from $2,413,000 in 1995 was a result of the Company maintaining approximately the same allowance for loan and lease losses to total loans as in prior year in light of an increasing loan portfolio and increased charge offs in 1996. The loan provision would have been significantly lower if the Bank did not have to charge off one large commercial credit in the amount of approximately $750,000 in 1996.

     The Company had $2,287,000 or 0.78% of total loans outstanding on a non-accrual status on December 31, 1996, $3,133,000 or 1.34% of total loans outstanding on non-accrual status on December 31, 1995, and $2,298,000 or 1.18% of total loans outstanding on a non-accrual status on December 31, 1994. Non-accrual loans are those loans from which, in management's opinion, the collection of additional interest is questionable.

     The decrease in the amount of loans on a non-accrual status is attributable to management's efforts to obtain deeds in lieu of foreclosure thereby reducing the period of time necessary to obtain title to real estate collateral due to bankruptcy and litigation delays.

     During 1996, loans that were on non-accrual status totaling $548,000 were either pad off or the collateral was foreclosed upon. Also, during 1996, 32 mortgage loans totaling $1,829,000 were in various stages of foreclosure. Minimum loss is expected due to the collateralization of these loans.


     Loan charge-offs were $1,211,000 or 0.42% of total loans, $1,069,000 or 0.46% of total loans, $799,000 or 0.41% of total loans, respectively, for the years ended December 31, 1996, 1995 and 1994. The increase from 1994 to 1996 in charge-offs was a result of the increased size of the loan portfolio but charge-offs as a percentage of total loans has decreased in 1996, which reflects management's efforts to maintain an adequately collateralized loan portfolio despite the weakness in the local business climate with its concomitant adverse effect on businesses and consumers.

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

     The Company had Federal Funds Sold of $12,900,000 for the year ended December 31, 1996, $27,800,000 for the year ended December 31, 1995, $11,250,000 for the year ended December 31, 1994. The decrease in Federal Funds Sold from 1996 to 1995 of 53.60% is mainly attributable to the transfer of the funds realized from an increase in total deposits and investment maturities to the loan category to maximize interest income.

     The Company's investment securities portfolio, in addition to the earnings it generates, supplies needed liquidity. As of December 31, 1996, the Company had $15,331,000 or 15.85% of the portfolio maturing in one year or less, $54,033,000 or 55.89% maturing in over one year and within five years, $27,107,000 or 28.04% maturing in over five years and within ten years and $197,000 or 0.22% maturing in over ten years.

     By maintaining adequate liquidity in its investment portfolio, the Company has positioned itself to take advantage of changes in interest rates and increased loan demand.

     Additionally, 15.62% of the Company's loan portfolio has a maturity date of one year or less. This permits the Company to utilize repricing opportunities arising from changing interest rates. The remaining portion of the loan portfolio includes a significant number of loans that the Company is able to reprice in a time frame after the repricing of deposits which does not material adverse affect the Company's net interest income margin.

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

     The Company, therefore, also uses simulation techniques to project future net interest income streams incorporating the current "gap" position, the forecast balance sheet mix, and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenarios. The Company's interest sensitivity in 1996 was essentially liability sensitive within reasonable ranges.

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

     The Company's Tier 1 and total risk based capital ratios along with Total Leverage Ratio substantially exceeded the minimum ratios required by the Office of the Comptroller (OCC), the Company's primary regulator, as demonstrated in the following chart:

                 Risk Weighted Capital Ratios

                      1996          1995          1994     Required

Tier 1 Risk-Based
Capital Ratio
 (Tier 1 Risk Based
  Capital to Risk-
  Weighted Assets)    12.8          13.9          14.3        4.0

Total Risk-Based
Capital Ratio
 (Total Risk Based
  Capital to Risk-
  Weighted Assets)    13.8          14.8          15.2         8.0

Total Leverage Ratio
 (Stockholders'
  Equity to Adjusted
  Total Assets)        8.8           9.1           8.8         4.0

     During 1996, the Company's Board of Directors authorized the purchase by the Company of up to $2,000,000 of its own Common Stock for the purpose of reissuance under the Company's stock option plans, as well as to increase the amount of treasury shares held by the Company for future use. As of December 31, 1996, 10,137 shares were purchased for $403,464, an average of $39.80 per share.


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

     In anticipation of the January 1, 1994 adoption of SFAS No. 115, the Company transferred $24,000,000 of U.S. Treasuries from the held-to-maturity portfolio to the available-for-sale portfolio as of December 31, 1993. On November 17, 1995, the Bank transferred $6,500,000 out of its held-to-maturity portfolio to its available-for-sale portfolio pursuant to FASB 115 supplemental guidance. This redeployment provides the Company with more flexibility to reinvest the funds in higher yielding loans if the demand exists and enhances the Company's ability to manage the investment portfolio. At December 31, 1996, these securities totaled $34,904,000 and the available-for-sale portfolio had pre-tax unrealized gain of $34,000 which, when reduced by the deferred income tax of $12,000, results in a net unrealized gain of $22,000. Additionally in 1996, the Company realized a net gain of $415,000 on the sale of investment securities out of the available-for-sale category.


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

     The Company's Other Real Estate Owned portfolio of foreclosed properties was increased from $946,000 in 1995 to $2,016,000 in 1996 or 113.1%. This increase was a result of management's efforts to obtain deeds in lieu of foreclosure for real estate collateral instead of completing the foreclosure process with its inherent costs and delays. In addition, other real estate owned increased as a result of three years worth of real estate that previously were in various states of foreclosure and were acquired either through the acquisition of deeds in lieu of foreclosure or the completion of the foreclosure process.

                             Regulatory Matters


     The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the liquidity, capital resources, or operation of the Company.

Item 8.     Financial Statements and Supplementary Data.
            SOUTHERN JERSEY BANCORP OF DELAWARE, INC.

           Index to Consolidated Financial Statements

                                                      Page

          Independent Auditor's Report                 35

          Consolidated Balance Sheets                  36

          Consolidated Statements of Operations        37

          Consolidated Statements of Shareholders'
          Equity                                       38

          Consolidated Statements of Cash Flow         39

          Notes to Consolidated Financial Statements   40

          Independent Auditor's Report
          - F&M Investment Company                     58

                         INDEPENDENT AUDITOR'S REPORT

To The Stockholders and Board of Directors
Southern Jersey Bancorp of Delaware, Inc.
Bridgeton, New Jersey  08302

      We have audited the consolidated balance sheets of Southern Jersey Bancorp of Delaware, Inc., and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of F&M Investment Company, a consolidated subsidiary whose statements reflect total assets of 23% and 28% as of December 31, 1996 and 1995, respectively, and total interest income revenues of 22%, 25% and 31% for each of the years in the three year period ended December 31, 1996, of the related consoli-dated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the F&M Investment Company, is based solely upon the reports of the other auditors.

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

      In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly in all material respects the consolidated financial position of Southern Jersey Bancorp of Delaware, Inc., and subsi-diaries at December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                     s/ WILLIAM THOS. ATHEY & COMPANY
                        -----------------------------
January 22, 1997
Bridgeton, New Jersey

Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

                                             December 31
                                          1996        1995
ASSETS
Cash and due from banks (Note 2)       $18,347     $18,981
Federal funds sold                      12,900      27,800
  Cash and Cash Equivalents             31,247      46,781
Investment securities
  Available for sale  (Notes 1 and 3)   34,904      33,754
  Held to maturity
(Market value: 1996-$61,901
1995-$81,486) (Notes 1 and 3)           61,795      80,566
Loans (Notes 1 and 4)                  291,620     233,366
  Less:  Allowance for loan losses       3,190       2,413
     Unearned income                       735       1,253
     Net Loans                         287,695     229,700
Bank premises and equipment
   - net (Notes 1 and 5)                 6,214       5,916
Other assets                             8,499       7,523
                TOTAL ASSETS          $430,324    $404,240
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits  Interest bearing deposits   $330,041    $286,117
     Non-interest bearing deposits      55,343      77,316
                Total Deposits         385,384     363,433
                Other liabilities        5,189       4,164
                Total Liabilities      390,573     367,597
Shareholders' Equity (Note 7)
  Preferred stock, no par value;
  shares authorized - 500,000;
  no shares issued     Common stock,
  par value $1.67 per share; shares
  authorized - 5,000,000; shares
  issued - 1,275,000                     2,129       2,129
     Additional paid-in-capital          2,260       2,260
     Retained earnings                  39,236      35,103
Net unrealized gains on securities
    Available-for-sale, net of tax
    Of $11 in 1996 and $478 in 1995
    (Note 1)                                22         929
                                        43,647      40,384
     Less:     Treasury stock at
     cost - 190,196 shares in 1996 and
     190,193 shares in 1995               3,896      3,741
              Total Shareholders' Equity 39,751     36,643
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                 $430,324   $404,240

The accompanying notes are an integral part of the consolidated financial statement.

 Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

                               Year Ended December 31
                              1996       1995     1994
INTEREST INCOME:
Investment securities:
  Taxable                   $5,141     $5,720     $6,435
  Tax-Exempt                 1,661      1,989      2,218
Loans and leases (Note 1)   22,441     19,396     15,010
Interest-bearing deposits
 With depository
 institutions                    0        164         77
Federal funds sold           1,147        943        876
TOTAL INTEREST INCOME       30,390     28,212     24,616
INTEREST EXPENSE:
Deposits                    14,870     13,114     10,731
NET INTEREST INCOME         15,520     15,098     13,885
PROVISION FOR LOAN LOSSES
 (NOTES 1 AND 4)             1,805      1,266        725
NET INTEREST INCOME AFTER
  PROVISION
FOR LOAN LOSSES             13,715     13,832     13,160
OTHER INCOME:
 Service fees                1,677      1,428      1,258
 Trust department income       694        652        620
 Other                         460        303        430
 Net investment security
 gains(Notes 1 and 3)          415        360          0
TOTAL OTHER INCOME           3,246      2,743      2,308
OTHER EXPENSES:
 Salaries and wages          4,497      4,388      4,164
 Employee benefits
 (Notes 1, 8 and 9)          1,101      1,321      1,070
 Occupancy and equipment
  expenses                   1,777      1,704      1,593
 OCC Exam and FDIC
  assessments                   98        473        806
 Postage, stationary
  and supplies                 469        422        332
 Professional fees             647        478        337
 Other operating expenses    1,768      1,237      1,278
TOTAL OTHER EXPENSES        10,357     10,023      9,580
INCOME BEFORE INCOME TAXES   6,604      6,552      5,888
PROVISION FOR INCOME TAXES
  (NOTE 12)                  1,276      1,700      1,411
NET INCOME                  $5,328     $4,852     $4,477
EARNINGS PER COMMON SHARE
  (NOTE 1)                   $4.91      $4.43      $4.09

 Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For The Three Years Ended December 31, 1996
(In Thousands, Except Share and Per Share Data)



                           Additional
                      Common   Paid-in    Retained Treasury  Unrealized
                      Stock   Capital    Earning     Stock   Gain/Loss  Total

Balances at January
1, 1994                2,129   2,260      27,921   (3,284)       0     29,026
Year Ended
December 31, 1994
Net Income                                 4,477                        4,477
  Increase in
  Unrealized Gains
  on Securities                                                 56         56
  Cash Dividends
  ($.96 per share)                       (1,054)                      (1,054)
  Addition of 5,970
  shares to
  The Treasury                                       (156)              (156)
  Issuance of
  9,304 shares from
  The Treasury                                        206                 206
Balances at            -----   -----      ------   -------      --     ------
 December 31, 1994     2,129   2,260      31,344   (3,234)      56     32,555
Year Ended
December 31, 1995
Net Income                                 4,852                        4,852
  Increase in
  Unrealized Gains
  on Securities                                                873        873
  Cash Dividends
  ($1.00 per share)                      (1,093)                      (1,093)
  Addition of
  23,806 shares to
  The Treasury                                       (800)              (800)
  Issuance of
  9,380 shares from
  The Treasury                                         256                256
BALANCES AT           ------  ------     -------  --------     ---    -------
DECEMBER 31, 1995     $2,129  $2,260     $35,103  $(3,778)     929    $36,643

Year Ended
 December 31, 1996
  Net Income                                5,328                       5,328
  Decrease in Unrealized
    Gains on Securities                                       (907)      (907)
  Cash Dividends
  ($1.10 per share)                        (1,195)                     (1,195)
  Addition of 10,137
   shares to The
   Treasury                                           (404)              (404)
  Issuance of 10,134
  shares from The
  Treasury                                              286               286
BALANCES AT           ------   ------    --------     -----    ----     ------
DECEMBER 31, 1996     $2,129   $2,260     $39,236   $(3,896)     22   $39,751

 Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
     Year Ended December 31
                                                1996     1995      1994
Cash flows from operating activities
 Net income                                  $5,328    $4,852    $4,477
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Amortization of organization expenses         0         0        16
    Depreciation of premises and equipment      482       401       380
    Provision for loan losses                 1,805     1,266       725
    Premium amortization net of discount
       accretion                                 49       264        68
    Gains on sales of securities               (415)     (360)        0
    Increase in other assets                   (976)     (683)     (214)
    Increase in other liabilities             1,025     1,046       753
Net cash provided by operating activities     7,298     6,786     6,205
Cash flows from investing activities
     (Increase)/Decrease in interest
       bearing deposits in other banks             0    3,000    (1,000)
     Purchase of investment securities       (18,823) (29,561)  (25,149)
     Proceeds from sales of investment
       securities                             14,858   19,426       502
     Proceeds from maturities of
       investment securities                  19,538   34,642    36,281
      Net increase in loans                  (59,800) (40,594)   41,890)
     Purchase bank premises and equipment       (883)  (1,035)     (689)
     Proceeds from sale of other real
       estate                                  1,640      312       861
Net cash used for investing activities       (43,470) (13,810)  (31,084)
Cash flows from financing activities
     Net increase in deposits                 21,951   26,210     9,962
     Cash dividends                           (1,195)  (1,093)   (1,054)
     Purchase of Treasury stock                 (404)    (800)     (156)
     Sale of Treasury stock                      286      256       206
Net cash provided by financing activities     20,638   24,573     8,958
Net increase/(decrease) in cash and cash
  equivalents                                (15,534)  17,549  (15,921)
Cash and cash equivalents at beginning
  of year                                     46,781   29,232   45,153
Cash and cash equivalents at end of year     $31,247  $46,781  $29,232

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest                                   $14,282  $12,493  $10,612
  Income Taxes                                 1,175    1,172    1,478
 Other non-cash activities:
  Transfer of loans, net of charge-offs
    to other real estate owned                 2,760      164      233
  Unrealized gain on investment securities
    available for sale                          (907)     873       56

 Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Southern Jersey Bancorp of Delaware, Inc. and subsidiaries, and the methods of applying those policies conform to generally accepted accounting principles and to general practice within the banking industry. A summary of these policies is as follows:
(a)     Nature of Operations:

Southern Jersey Bancorp of Delaware, Inc. (Company) is a bank-holding company which owns all of the outstanding common stock of The Farmers and Merchants National Bank of Bridgeton (Bank) and the Bank's wholly-owned subsidiaries, F&M Investment Company, Woulf Asset Holdings, Inc. and
AMFDCM, Inc. The Bank provides a variety of financial services through branches located in Southern New Jersey. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Their primary lending products are commercial loans, real estate loans, and installment loans.

(b)     Principles of Consolidation:

The consolidated financial statements include the accounts of Southern Jersey Bancorp of Delaware, Inc. (Company), and its wholly-owned subsidiary bank, The Farmers and Merchants National Bank of Bridgeton (Bank), and the Bank's wholly-owned subsidiary, F&M
Investment Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)     Use of Estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses and on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process periodically review the Bank's allowance for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgements about information available at the time of their examination. Because of these factors, it is reasonably possible tat the allowance for losses on loans and foreclosed real estate may change materially in the near future.


(d)     Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, and Federal Funds sold. Generally, Federal Funds are purchased or sold for one-day periods.

(e)     Securities Held to Maturity;

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.




(f)     Securities Available for Sale:

Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held-to-maturity securities.

Unrealized holding gains or losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.

Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recorded as write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. There have been no declines in the fair value of individual securities that management deems to be other than temporary.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

(g)     Trading securities:

Management has not classified any investment securities as trading securities, as the Bank has not historically nor anticipate buying investment securities and holding them principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price.


(h)     Loans:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay off are reported at their outstanding principle adjusted for any charge-offs, the allowance for loan losses, and unearned income.

The interest method is used to amortize unearned income on installment loans and interest on all other loans is recognized based on principal balance outstanding.

Loan origination fees and other direct origination costs are immaterial.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.


(i)     Foreclosed Real Estate:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis.
After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowances are included in loss on foreclosed real estate. The historical average holding period for such properties is one year. The balances of $2.016,000 and $946,000 at December 31, 1996 and 1995, respectively, are included in other assets in the consolidated statements of financial condition.


(j)     Bank Premises and Equipment:

Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line and declining balance methods.

Property under capital lease is recorded at the present value of the minimum lease payments and is amortized using the straight-line method over the term of the lease.



(k)     Employee Benefit Plans:

The Bank has a non-contributory defined benefit pension plan which covers substantially all salaried employees. Benefits under this plan are based on the employees' highest consecutive five years' compensation in the last ten years prior to retirement. The Bank's general funding policy is to contribute amounts when deductible for federal income tax purposes.

Effective January 1, 1995, the Bank has a profit sharing retirement plan under which eligible employees may defer a portion of their annual compensation, pursuant to Section 401(K) of the Internal
Revenue Code.  (See Note 8)

Under Farmers and Merchants National Bank of Bridgeton, New Jersey Flexible Benefits/Health Plan, employees are provided comprehensive health care coverage. Contributions to the Plan are made by participant salary reduction agreements. The Plan includes coverage by both the Bank and the Plan's underwriter. Premiums due the underwriter are accrued and paid monthly. Bank's self-funded liability is also accrued monthly based on amounts provided by the Plan's administrator. (See Note 12)


(l) Fair Values of Financial Instruments:

The following fair value estimates, methods and assumptions were used to estimate the fair value of financial instruments as disclosed herein:

     Cash and short-term instruments - The carrying amounts of cash and cash short-term instruments approximate their fair value.

     Available-for-sale and held-to-maturity securities - Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The fair value of certain state and municipal securities are not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

     Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

     Deposit liabilities - The fair values of disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit (Cds) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Accrued interest - The carrying amounts of accrued interest approximate their fair values.

     Off-balance -sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


(m)     Income Taxes:

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.


(n)     Earnings Per Common Share:

Earnings per common share is computed based upon the weighted average number of common shares outstanding during the period.
Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. Common equivalent shares consist of stock options (calculated using the treasury stock method). Common equivalent shares are excluded as the effect would not be dilutive. Shares used in computing net income per share are 1,085,310 in 1996, 1,094,802 in 1995, and 1,095,796 in 1994.

(o)     Trust Fees

Trust fees are recorded on the accrual basis.


NOTE 2 - CASH AND DUE FROM BANKS

The Company maintains various deposits in other banks. The withdrawal or usage restrictions on these balances do not have a significant impact on the consolidated operations of the Company. Aggregate reserves of $7,655,000 and $9,418,000 were maintained at the Federal Reserve Bank of Philadelphia as of December 31, 1996 and 1995, respectively, to satisfy federal regulatory requirements.


NOTE 3 - INVESTMENT SECURITIES

Investment securities have been classified in the Consolidated Statements of Financial Condition according to management's intent and ability to hold to maturity. The carrying amounts of securities and their approximate fair values at December 31, 1996 and 1995 are as follows: (in thousands)

AC=AMORTIZED COST
GUG=GROSS UNREALIZED GAIN
GUL=GROSS UREALIZED LOST
MV=MARKET VALUE
                                          December 31,
                                  1995                      1994
                    AC       GUG   GUL   MV        AC   GUG      GUL       MV
U.S. Treasury
 securities        $2,994  $ 163   $ 0  $3,157  $10,916 $1,060    $0    $11,976
U.S. governmental
 agencies          31,876    109  (238) 31,747   21,431    347     0     21,778
Securities Avail.
 for Sale         $34,870   $272 $(238)$34,904  $32,347 $1,407     $0   $33,754
U.S. Treasury
  securities      $13,543   $ 0   $(97)$13,447  $13,610    $26    (10)  $13,626
U.S. governmental
  agencies          2,000     0    (91)  1,909   10,523     22    (94)   10,451
Obligations of
  states and poli-
  tical sub-
  divisions        29,159    474   (43) 29,590   33,299    760    (46)   34,013
Other securities   17,063     53  (161) 16,955   23,134    300    (38)   23,396
Securities held
  to maturity    $ 61,765   $527 $(392)$ 61,901$ 80,566 $1,108   (188)  $81,486


The scheduled maturities of securities held to maturity and securities available-for-sale at December 31, 1996 are as follows:

                                     Available for Sale  Held to Maturity
                                    Amortized   Market  Amortized   Market
                                      Cost      Value      Cost     Value

Due in one year or less               $1,000     $1,021   $14,310   $14,561
Due after one year through five years 10,482 10,615 43,418 43,287 Due after five years through ten
  years                               23,388     23,267     3,840     3,845
Due after ten years                        0          0       197       208
                                     -------    -------   -------   -------
                                     $34,870    $34,903   $61,765   $61,901

During 1996, the Bank's proceeds from the sale, call or maturity of securities available-for-sale were approximately $14,858,000, resulting in gross realized gains of approximately $424,000 and no gross realized losses. During 1995, the Bank's proceeds from the sale, call or maturity of securities available-for-sale were approximately $37,084,000, resulting in gross realized gains of approximately $271,000 and gross realized losses of approximately $28,000.

During 1996, proceeds from sales and maturities of securities held-to-maturity were approximately $19,538,000, resulting in gross realized gains of approximately $6,000 and gross realized losses of approximately $15,000. During 1995, the Bank's proceeds from call or maturity of securities held-to-maturity were approximately $16,984,000, resulting in gross realized gains of approximately
$117,000 and no gross realized losses.

Investment securities with a market value of $26,909,000 and $18,899,000 and a carrying value of $26,667,000 and $18,250,000 were pledged at December 31, 1996 and 1995, respectively, to secure public funds, customer deposits, and for other purposes required by law.

NOTE 4 - LOANS

The components of the loans in the Consolidated Statements of Financial Condition are as follows: (In Thousands)
                                                December 31
                                              1996        1995

Commercial and agriculture                 $51,858     $84,820
Real estate mortgages                      136,258      83,705
Installment and consumer credit            103,487      54,782
Lease financing                                 17      10,059
     Total                                $291,620    $233,366

An analysis of the changes in the allowance for loan losses is as follows:
(In Thousands)                            December 31
                                    1996       1995       1994

Balances at beginning of year     $2,413     $2,146     $2,135
Provision charged to operations    1,805      1,266        725
Recoveries of loans previously
  charged off:
    Mortgage loans                     0          2          2
    Installment loans                104         51         49
    Commercial loans                  79         17         34
Total recoveries                     183         70         85
Loan charge offs:
     Mortgage loans                 (63)       (17)      (151)
     Installment loans             (239)      (414)      (265)
     Commercial loans              (909)      (638)      (383)
          Total charge offs      (1,211)    (1,069)      (799)
BALANCES AT END OF YEAR           $3,190    $2,413     $2,146

Non-accrual loans totaled 42,187,000 and $3,133,000 as of December 31, 1996 and 1995, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

A summary of bank premises and equipment as of December 31, 1996 and 1995, is as follows:

(In Thousands)     Estimated                    December 31
     Years                                        1996      1995
Land                                              $463      $565
Buildings and improvements       10-80 years     4,607     4,378
Leasehold improvements            5-31 years     1,003     1,025
Furniture, fixtures and equipment 5-10 years 5,197 4,674 Leased equipment under capital
  lease                              7 years       324       324
                                                ------     -----
                                                11,594    10,966
Less:
   Accumulated depreciation and
   amortization                                  5,380     5,050
          Net Bank Premises and Equipment       $6,214    $5,916

Depreciation charged to operating expenses amounted to $482,000 in 1996, $401,000 in 1995 and $380,000 in 1994.

 NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts, including certificates of deposits, was approximately $153,679,000 and 4120,287,000 as of December 31, 1996 and 1995, respectively.

As of December 31, 1996, the scheduled maturities of certificates of deposit are as follows: (In Thousands)


                   1997                                $103,951
                   1998                                  19,545
                   1999                                  25,743
                   2000                                   2,885
                   2001 and Thereafter                    1,555

                                                       $153,679

 NOTE 7 - SHAREHOLDERS' EQUITY

(a)     Common Stock:

The Company has 5,000,000 shares of $1.67 par value common stock authorized with 1,275,000 shares issued and 1,084,804 shares outstanding at December 31, 1996, and 1,275,000 shares issued and
1,084,807 shares outstanding at December 31, 1995.   Treasury stock
totaled 190,196 shares and 190,193 shares at December 31, 1996 and 1995, respectively, and is accounted for under the cost method.

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

(d)     Stock Option and Stock Appreciation Rights Plan:

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

The following table summarizes the options activity.
                                           Shares     Range of Option Prices
Options outstanding at January 1, 1994     37,568


Options granted (Plan #3)                  69,500     $31.00
Options exercised (Plan #1)               (4,179)     $18.00
Options exercised (Plan #2)               (1,825)     $20.00
Options outstanding at December 31, 1994  101,064

Options exercised (Plan #1)               (3,061)     $18.00
Options exercised (Plan #2)                 (770)     $20.00
Options canceled (Plan #1)               (1,000)     $18.00
Options outstanding at  December 31, 1995  96,233

Options granted (Plan #1)                 (3,095)     $18.00
Options exercised (Plan #2)               (2,250)     $20.00

Options outstanding at December 31, 1996   90,888

Options exercisable at December 31, 1996   90,888

At December 31, 1996, the Company had reserved 90,888 shares of common stock to cover grants under the plans.


NOTE 8 - RETIREMENT PLANS

     401(K) Profit Sharing Plan:

Effective January 1, 1995, the Company started a profit sharing retirement plan under which eligible employees may defer a portion of their annual compensation, pursuant to Section 401(K) of the Internal Revenue Code. The Company matches employee contributions at a designated rate times elective contribution. All employees with at least one year of service and who have attained the age of 21 are eligible to participate. The Company's contributions to the 401(K) plan were $72,000 and$75,000 for the years ended December 31, 1996 and 1995.

     Defined Benefit Pension Plan:

Pension expense of $130,000, $138,000, and $106,000 was recognized in 1996, 1995 and 1994, respectively. The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

                                          December 31
(In Thousands)                             1996       1995
Actuarial present values of
benefit obligations:
  Vested benefit obligation              $2,693     $2,428
  Accumulated benefit obligation         $2,729     $2,485
  Projected benefit obligation          $(3,657)   $(3,526)
  Plan assets at fair value               4,083      3,892
  Plan assets in excess of projected
   benefit obligation                       426        366
  Unrecognized net assets
   at January 1, 1990,
   being recognized
   over 11 years                           (166)      (210)
  Unrecognized net loss                    (164)        69
  Prepaid pension cost recognized
   in the accompanying balance sheets      $ 96       $225

     December 31
(In Thousands)                           1996     1995     1994
Net pension expense includes the
  following:  Normal service cost        $219     $219     $171
  Interest cost on projected benefit
   obligation                             251      205      275
  Actual return on plan assets           (516)    (803)    (188)
  Net amortization and deferral            176     517     (152)
  Net pension expense                     $130    $138     $106

A summary of the significant assumptions used are as follows:

                                    December 31
                              1996                1995

Annual discount rate          7.5%                 7.5%
Annual rate of increase in
     Compensation levels      5.0%                 5.0%
Annual expected long-term
     Rate on return of assets 8.0%                 8.0%

The significant majority of plan assets is invested in common stocks, treasury securities and corporate obligations, with the
balance in cash and short-term investments.   Investment in the
Company's stock as of December 31, 1996 and 1995, was 20,544 shares valued at $821,760 and $760,000, respectively.



NOTE 9 - DEFERRED COMPENSATION

The Bank has a deferred compensation plan for the benefit of key employees. Under the plan, upon retirement after age 65, the employee shall receive a minimum of fifty percent of his then monthly salary for one hundred twenty months. This amount will be reduced by one-half of one percent for each month that retirement is prior to age 65 with the minimum age for retirement at age 60. If a covered employee dies while employed by the Bank, a death benefit of fifty percent of the employee's then annual salary is payable to the employee's beneficiary over ten years. The expense charged to operations for future obligations was $11,000, $137,000, and $101,000 in 1996, 1995 and 1994, respectively.


NOTE 10 - FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The contract or national amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to Extend Credit and Financial Guarantees - Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitments amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 95 percent of the loan commitments are drawn upon by customers. While approximately 5 percent of commercial letters of credit are utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory, property, plant, and equipment; and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transaction. Most guarantees extend for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

The Bank has not bee required to perform an any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in either 1996 or 1995.

The estimated fair values of the Company's financial instruments are as follows:(In Thousands)

                                           1996               1995
                                   Carrying     Fair   Carrying     Fair
                                    Amount     Value    Amount     Value
Financial Assets:
 Cash and Short-Term Investments    $31,247  $31,247   $46,781     $46,781
  Investment Securities              96,669   96,805   114,320     115,240
  Loans                             287,695  289,000   232,113     231,657
  Accrued Interest Receivable         3,283    3,283     3,381       3,381
                                   $418,894 $420,335  $390,801    $393,678
Financial Liabilities:
     Deposits                      $385,384 $370,054  $363,433    $352,178

A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 1996 and 1995, is as follows:

                                        Notional Amount
                                    1996                1995

Commitments to Extend Credit    $13,205,000           $13,930,000
Letters of Credit               $ 3,649,000           $ 3,061,000

NOTE 11 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the Bank's geographical area. The Bank is mandated by the Community Reinvestment Act and other regulations to conduct most of its lending activities within the geographical area where it is located. As a result, the Bank and its borrowers may be vulnerable to the consequences of changes in the local economy. Investments in state and municipal securities involve governmental entities within the Bank's geographical area.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The contractual amounts of credit-related financial instruments, such as commitments to extend credit and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default and the value of any existing collateral become worthless.


NOTE 12 - INCOME TAXES

The Company and its subsidiaries file consolidated federal income tax returns on a calendar year basis. The Bank is allowed a special bad debt deduction based on specified experience formulas. The Bank used the experience formula method in 1996 and anticipates using the same method in 1997.

The consolidated provision for income taxes is consisted of the following for years ended December 31, 1996 and 1995: (In Thousands)

                                       Year Ended December 31
(In Thousands)                           1996     1995     1994
Current income tax expense:
     Federal                           $2,118   $1,026   $1,491
     State                                  0        0        0
                                        2,118    1,026    1,491
Deferred income tax (benefit)/expense    (842)     674      (80)
          Provision for income tax     $1,276   $1,700   $1,411

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows: (In Thousands)

                                      Year Ended December 31
                                1996            1995           1994
                            Amount    %    Amount    %    Amount    %
Income taxes at the
statutory rate              $2,245    34   $2,228   34    $2,002   34
Increase/(decrease) in
federal tax expense
resulting from:
 Tax exempt income           (566)    (9)    (636) (10)     (637) (11)
  Prior year underaccrual/
  (overaccrual)              (172)    (3)     (33)   0        18    0
Other                        (231)    (3)     141    2        28    1
Provision for income tax   $1,276     19   $1,700   26    $1,411   24

Deferred tax assets and liabilities included in other assets as of December 31, 1996 and 1995, consist of the following: (In Thousands)


                                 December 31
                                1996      1995
Deferred Tax Assets:
   Loan loss reserve          $  735    $  513
   Deferred compensation         299       308
   Interest income                 0         8
     Total deferred tax assets 1,024       829
Deferred Tax Liabilities:
   Depreciation                  251       248
   Pension costs                  33        77
   Lease receivables               0       597
   Fair value adjustment,
     available for sale
     securities                   11       478
                                ----       ---
                                 739     1,400

Net Deferred Assets/
  (Liabilities)                 $(571)     $564




NOTE 13 - RELATED PARTIES

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

As of December 31, 1996 and 1995, such loans aggregated $4,468,000 and $4,663,000 respectively. Activity with said parties during 1996 included principal repayments of $645,000 and new loans of $450,000.

Loans that are guaranteed by said parties for which they are contingently liable as of December 31, 1996 and 1995 was $63,000 and $119,000, respectively.


NOTE 12 - COMMITMENTS AND CONTINGENCIES


In the ordinary course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In addition, the Bank is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Bank.

The Bank provides self-funded comprehensive health care coverage to substantially all of its employees. The plan is covered by an umbrella policy for catastrophic illnesses. The Bank's maximum liability is $35,000 per participant for 1996 and 1995, with an overall maximum liability of $490,000 for 1996 and $489,000 for 1995.

NOTE 15 - RESTRICTION ON RETAINED EARNINGS

The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1996, approximately $12,510,000 of retained earnings were available for dividend declaration without prior regulatory approval.

NOTE 16 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Comptroller of the Currency (OCC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct effect on the Bank's consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulation), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the OCC, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To remain as well capitalized, the Bank will have to maintain a minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.
(In Thousands)

                                         For Capital     To Be Well
                                          Adequacy      Capitalized Under
                                                        Prompt Corrective
                            Actual        Purposes      Action Provision


                          Amount Ratio    Amount  Ratio     Amount    Ratio

As of December 31, 1996

Total Risk-Based Capital
(to Risk-Weighted Assets)$42,666 13.8%    $24,653>= 8.0%    $30,816>= 10.0%

Tier 1 Capital
(to Risk-Weighted Assets)$39,476 12.8%    $12,327>= 4.0%    $30,816>=  6.0%

Tier 1 Capital
(to Adjusted Total Assets) $39,476 8.8%   $17,977>= 4.0%    $22,472>=  5.0%


As of December 31, 1995

Total Risk-Based Capital
(to Risk-Weighted Assets) $39,060 13.9%   $21,064>= 8.0%    $26,329>=  10.0%

Tier 1 Capital
(to Risk-Weighted Assets) $36,647 14.8%   $10,532>= 4.0%    $15,798>=   6.0%

Tier 1 Capital
(to Adjusted Total Assets) $36,647 9.1%    $16,175>= 4.0%   $20,218>=   5.0%



NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

     SOUTHERN JERSEY BANCORP OF DELAWARE, INC. (Parent Company Only)
                 CONDENSED BALANCE SHEET

(In Thousands Except Share and Per Share Data)
                                 December 31          1996     1995
ASSETS
 Cash and due from banks                              $667     $667
 Investment in bank subsidiary                      39,192   36,277
 Other assets                                          490      250
TOTAL ASSETS                                       $40,349  $37,194

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Dividends Payable                                    $598     $542
 Other Liabilities                                       0        9
Total Liabilities                                      598      551
SHAREHOLDERS' EQUITY
  Preferred stock, no par value;
  shares authorized - 500,000;
  no shares issued Common stock,
  par value $1.67 per share;
  shares authorized - 5,000,000;
  shares issued - 1,275,000                         2,129     2,129
Additional paid-in-capital                          2,260     2,260
Retained earnings                                  39,236    35,103
Unrealized gains on securities                         22       929
                                                   ------    ------
                                                   43,647    40,384
  Less:  Treasury stock at cost -
  190,193 shares in 1995 and 175,767
  shares in 1994                                    3,896     3,741
Total Shareholders' Equity                         39,751    36,643
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $40,349   $37,194

      SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
             (Parent Company Only)
            CONDENSED STATEMENT OF INCOME


(In Thousands)           Year Ended December 31
                                1996         1995          1994
Income:
 Cash dividends from
 subsidiary                   $1,595       $1,593       $1,554
Expenses:
 Operating Expenses               88          135          116
 Income before income taxes    1,507        1,458        1,438
Equity in undistributed
 earnings of subsidiaries      3,821        3,394        3,039
NET INCOME                    $5,328       $4,852       $4,477



                     CONDENSED STATEMENT OF CASH FLOWS

(In Thousands)             Year Ended December 31
                                  1996         1995        1994
Cash flows from operating
activities:
 Net income                     $5,328        $4,852       $4,477
 Adjustments to reconcile
  income from continuing
  operations to net cash
  provided by operating
  activities:
  Equity in net earnings of
    subsidiary                  (3,821)       (3,394)      (3,039)
  Amortization of organization
    costs                            0             0           16
  (Increase)/decrease in other
    assets                        (240)          200        (450)
  Increase in liabilities           46            18           12
Net cash provided by operating
  activities                     1,313         1,676        1,016
Cash flows from investing
activities:
 Net cash used for
investing activities                 0            0           0
Cash flows from financing
activities:
 Cash dividends                 (1,195)      (1,093)       1,054)
 Purchase of Treasury stock       (404)        (800)        (156)
 Sale of Treasury stock            286          256          206
 Net cash used for financing
  activities                    (1,313)      (1,637)      (1,004)

Net increase in cash and
cash equivalents                     0           39           12

Cash and cash equivalents at
 beginning of year                 667          628          616
Cash and cash equivalents at
 end of year                      $667         $667         $628

                     INDEPENDENT AUDITOR'S REPORT





To the Board of Directors of
F & M Investment Company


          We have audited the balance sheets of F & M Investment Company, (a wholly-owned subsidiary of Farmers & Merchants National
Bank) as of December 31, 1996 and 1995 and the related statements of stockholders' equity, income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F & M Investment Company, as of December 31, 1996 and 1995 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



     s/  Belfint, Lyons & Shuman, P.A.
     _______________________________________


January 30, 1997
Wilmington, Delaware

Item 9.     Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

          None

                        PART III

Item 10.     Directors and Executive Officers of Registrant

          Information regarding Directors of Registrant will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held April 10, 1997, and is incorporated herein by reference. Information regarding executive officers of Registrant is set forth under the caption "Executive Officers" in Item 1(a) hereof.

Item 11.     Executive Compensation

          Information regarding executive compensation will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy
Statement for the annual meeting of shareholders to be held April
10, 1997, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and
Management

          Information regarding security ownership of certain beneficial owners and Management will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held April 10, 1997, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

          Information regarding certain relationships and related transactions will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held April 10, 1997, and is incorporated herein by reference.

     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K

     (1)     Financial Statements

          The financial statements filed as a part of this report are listed on the Index to Consolidated Financial Statements on Page 34.

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

                 21       Subsidiaries of the Registrant -
                          Included under Item 1, Page 2 of this
                          filing.




(3) (b)     Reports on Form 8-K

            No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1996.


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


                    SOUTHERN JERSEY BANCORP OF DELAWARE, INC.



Dated:March 28, 1997     By:s/  Clarence D. McCormick
                                ----------------------
                                Clarence D. McCormick
                                Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                     Title             Date
s/ Henry L. Backenson          Vice Chairman     March 28, 1997
-----------------------------
   Henry L. Backenson
s/ Alfred F. Caggiano          Vice Chairman     March 28, 1997
-----------------------------
Alfred F. Caggiano
s/ James H.   Carll            Director          March 28, 1997
-----------------------------
James H. Carll
s/ Keron D. Chance             Director          March 28, 1997
-----------------------------
Keron D. Chance, Esq.
s/ Harry W. Bullock            Director          March 28, 1997
-----------------------------
Harry W. Bullock
s/ Frank LoBiondo              Director          March 28, 1997
-----------------------------
Frank LoBiondo
s/ Clarence D. McCormick, Jr.  Director          March 28, 1997
-----------------------------
Clarence D. McCormick, Jr.
s/ Louis Pizzo                 Director          March 28, 1997
-----------------------------
Louis Pizzo
s/ Donald Strang               Director          March 28, 1997
----------------------
Donald Strang
s/ Anthony M. Sparacio, Jr.    Director          March 28, 1997
 --------------------------
 Anthony M. Sparacio, Jr.

               PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  Exhibits
          Exhibit 27.  Financial Data Schedule
      B.  Reports on Form 8-K
          No reports have been filed on form 8-K during this quarter.