Form 10-Q
period 1997-03-31
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1997-05-14
CIK 740830

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
Commission File Number 0-12635

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.

(Exact name of Registrant as Specified in Charter)

Delaware                             22-2983654
(State of Other Jurisdiction         (I.R.S. Employer Identification
of Incorporation or Organization)     Number)

53 South Laurel Street
Bridgeton, New Jersey  08302
(Address of Principal Executive Officers)

(609) 453-3000
(Registrant's Area Code and Telephone Number)


Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it has been subject to such filing requirements.

                         [X]  YES     [ ]   NO

Common Stock Outstanding as of March 31, 1997     1,086,236

PART I - Financial Information
This is the Consolidated Balance Sheet for Southern Jersey Bancorp of
Delaware. All dollar amounts are in thousands.



                                      3/31/97    3/31/96     12/31/96
ASSET

  Cash and due from banks              14,897     14,172        18,347
  Interest Bearing Deposits                 0          0             0
  Investment Securities Held to Maturity
                                       62,315     75,242        61,765
  Investment Securities Available for Sale
                                       37,949     41,365        34,904
  Market Value:
        3/31/97   101,663
        3/31/96   116,654
       12/31/96    97,736
  Loan: Net of Unearned Income        300,920    242,418       290,885
  Less: Allowance for loan losses       3,440      2,650         3,190
                                       ------    -------         -----
Net Loans                             297,480    239,768       287,695
                                      -------    -------       -------
  Federal Funds Sold                   18,700     17,000        12,900
  Bank Premises and Equipment - Net     6,686      6,105         6,214
  Other Assets                         10,572      9,961         8,499
                                        -----     ------         -----
Total Assets                          448,599    403,613       430,324
                                       ======    =======       =======
LIABILITIES
                                      3/31/97    3/31/96      12/31/96
  Deposits - Interest Bearing         347,724    311,132       330,041
  Non-Interest Bearing Deposits        53,628     49,760        55,343
                                        -----    -------        ------
Total Deposits                        401,352    360,892       385,384
  Federal Funds Purchased                   0          0             0
  Other Liabilities                     6,568      5,264         5,189
                                       ------      -----         -----
Total Liabilities                     407,920    366,156       390,573

Shareholder's Equity
    Common Stock Par Value $1.67 per share
    Authorized 5,000,000 shares;
    Issued 1,275,000 shares            2,129       2,129          2,129
  Surplus                              2,260       2,223          2,260
  Undivided Profits                   40,489      36,537         39,236
                                      ------      ------         ------
                                      44,878      40,889         43,625
  Less: Treasury Stock at cost
  188,764 Common Shares 3-31-97
  189,075 Common Shares 3-31-96
  190,196 Common Shares 12-31-96       3,845       3,700          3,896
                                       -----       -----          -----
                                      41,033      37,189         39,729
  Allowance for unrealized gain/losses
  on Available for Sale Securities     (354)         268             22
                                      ------      ------          -----
Total Shareholder's Equity            40,679      37,457         39,751
                                      ------      ------         ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                     448,599     403,613        430,324
                                     =======     =======        =======

This is the Consolidated Statement of Earnings sheet for Southern Jersey
Bancorp of Delaware, Inc. All dollar amounts are in thousands except for per share data.
                                    Three Months            First Qtr.
                                       Ended                   Ended
                                      Mar. 31                 Mar. 31
                                    1997    1996            1997    1996
                                    ----    ----            ----    ----
INTEREST INCOME
  Interest on Securities:
    Taxable Interest Income        1,088   1,315           1,088    1,315
    Tax-exempt Interest Income       362     437             362      437
  Interest and Fees on Loans       6,214   4,910           6,214    4,910
  Interest on Int. Bearing Deposits    0       0               0        0
  Federal Funds Sold                 280     393             280      393
  Lease Income                         0     225               0      225
                                    ----   -----            ----     ----
Total Interest Income              7,944   7,280           7,944    7,280

INTEREST EXPENSE
  Interest on Deposit Savings      1,187   1,339           1,187    1,339
  Certificates of Deposit $100,000 and over
                                     871     633             871      633
  Federal Funds Purchased              0       0               0        0
  Other Time Deposits              1,837   1,587           1,837    1,587
                                   -----   -----           -----    -----
Total Interest Expense             3,895   3,559           3,895    3,559
                                   -----   -----           -----    -----
NET INTEREST INCOME                4,049   3,721           4,049    3,721
Provision for Loan Losses            345     300             345      300
                                   -----   -----           -----    -----
Net Interest Income After
  Provision for Loan Losses        3,704   3,421           3,704    3,421

OTHER OPERATING INCOME
  Service Charges on Deposit Accts   408     378             408      378
  Trust Department Income            181     169             181      169
  Commissions, collections, charges
    and fees                          94     118              94      118
  Investment Security gains/(losses)   0       0               0        0
  Other Non-Interest Income            0       0               0        0
                                     ---     ---             ---      ---
Total Other Operating Income         683     665             683      665

OTHER OPERATING EXPENSES
  Salaries and Wages               1,181   1,046           1,181    1,046
  Pension and Benefits               301     252             301      252
  Occupancy and Equipment            383     373             383      373
  FDIC Assessment                     33      24              33       24
  Postage, stationary and supplies   139      99             139       99
  Professional Fees                  112     106             112      106
  Other operating Expenses           385     302             385      302
                                    ----    ----            ----     ----
Total Other Operating Expenses     2,534   2,202           2,534    2,202
                                   -----   -----           -----    -----
Income Before Income Taxes         1,853   1,884           1,853    1,884
Applicable Income Taxes              600     450             600      450
                                   -----   -----           -----    -----
NET INCOME                         1,253   1,434           1,253    1,434
                                   =====   =====           =====    =====
Earnings Per Common Share           1.15    1.32            1.15     1.32

               SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)

                                                  Three Months Ended
                                                       March 31
                                                  1997          1996
                                                  ----          ----
Cash Flows from Operating Activities

 Net Income                                       1,253         1,434
  Adjustments to reconcile net income to
   net cash provided by operating activities
   Amortization of Organization Expenses              0             0
   Depreciation of Premises and Equipment            98            88
   Net Loan Charge-Offs                             (95)          (63)
   Provision for Loan Losses                        345           300
   Premium Amortization net of discount accretion    53            33
   Gain or (Loss) on Sale of Securities               0             0
   Gain on Other Real Estate                          2             0
   Gain on Sale of Bank Premises & Equipment          0           (42)
 (Increase)/decrease in Other Assets             (2,078)       (2,441)
 Increase/(decrease) in Other Liabilities         1,385         1,100
 Increase/(decrease) in Borrowed Funds                0             0
                                                  -----         -----
Net Cash Provided by Operating Activities           963           409

Cash Flows from Investing Activities
 Interest Bearing deposits                            0             0
 Purchase of Investment Securities               (7,368)      (10,780)
 Proceeds from Sale of Investment Securities          0             0
 Proceeds from Maturities of Invest. Securities   3,233         7,706
 Increase in Loans                              (10,035)      (10,305)
 Bank Premises and Equipment                       (565)         (262)
 Proceeds from Sale of Bank Premises & Equipment      0            42
 Proceeds from Sale of Other Real Estate            103            81
                                                   ----         -----
Net Cash Used for Investing Activities          (14,632)      (13,518)

Cash Flows from Financing Activities
 (Decrease)/Increase in Total Deposits           15,968         (2,541)
 Cash Dividends                                       0              0
 Purchase of Treasury Stock                         (36)            (3)
 Sale of Treasury Stock                              87             44
                                                  -----           ----
Net Cash Provided by Financing Activities        16,019         (2,500)
Net Increase/(Decrease) in Cash and Cash Equivalents
                                                  2,350        (15,609)
Cash and Equivalents at the Beginning of the Year
                                                 31,247         46,781
                                                 ------         ------
Cash and Equivalents at End of the Quarter       33,597         31,172
                                                 ======         ======

Supplementary Schedule of Non-Cash Investing and
 Financing Activities
Loans, Net of Charge-Offs transferred to
   Other Real Estate Owned:                           0             15

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
NOTES TO FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1997
 1. Principals of Consolidation: The consolidated financial statements reflect the account of Southern Jersey Bancorp of Delaware, Inc. and its subsidiary The Farmers and Merchants National Bank of Bridgeton, after the elimination of all intercompany balances and transactions.

2. There have been no significant change in the account policies of the Registrant since December 31, 1996, the date the most recent annual report to security holders, nor have there occurred events which have material impact on the disclosures herein.

3. The interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

4. In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for March 31, 1997, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

                       SOUTHERN JERSEY BANCORP OF DELAWARE, INC.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
           (Registrant)

           Paul J. Ritter, III
           Treasurer


           Clarence D. McCormick
           Chairman/CEO

DATE:   May 14, 1997

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                             RESULTS IN OPERATIONS

 Three Months Ended March 31, 1997

     The net operating income of $1,253,000 for the first three months of 1997 is 12.62% below the same period for the prior year. Net income after taxes for 1997 is projected to be approximately $5,500,000 or approximately 3.2% more than 1996.

     This is primarily due to the fact that during the first quarter of 1997 an increase in the provision of income taxes resulted in net income decrease in the first quarter of 1997 compared to 1996.

     There has been no other significant changes in charge-offs, recoveries, provision for loan and lease losses, non-accruing or non-performing loans in the last quarter except for an increase of approximately $4,629,000 in commercial and industrial loans 30 through 89 days past due and an increase of approximately $559,000 in loans to individuals past due 90 days or more.
These loans are adequately secured by real estate and other collateral and minimal loss is expected at this time.

     Total charge offs for the first three months of 1997 totaled $106,000 while total recoveries during the period were $11,000.

                         PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  	Exhibits
            Exhibit 27. Financial Data Schedule
      B.    Reports on Form 8-K
            No reports have been filed on Form 8-K during this quarter.