Form 10-Q
period 1997-06-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1997-08-14
CIK 740830

UNITED STATES
               SECURITITES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
Commission File Number 0-12635


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


               [X] YES           [ ] NO

Common Stock Outstanding as of June 30, 1997    1,086,231

PART I-Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.


                                                6/30/97   6/30/96   12/31/96

ASSET
  Cash and due from banks                       16,557    18,171    18,347
  Interest bearing deposits                          0         0         0
  Investment securities held to maturity        55,428    72,184    61,765
  Investment securities available for sale      39,203    42,736    34,904
  Market Value
        6-30-97    55,434
        6-30-96    71,875
       12-31-96    61,901
  Loan net of unearned income                   296,021   270,386   290,885
  Less: Allowance for loan losses                 3,654     2,689     3,190
                                                -------   -------   -------
Net Loans                                       292,367   267,697   287,695
                                                -------   -------   -------
Federal funds sold                               18,900     4,800    12,900
Bank premises and equipment - net                 6,064     6,274     6,214
Other assets                                     18,407     8,702     8,499
                                                -------   -------   -------
Total Assets                                    446,926   420,564   430,324
                                                =======   =======   =======


LIABILITIES                                     6/30/97   6/30/96    12/31/96

Deposits-interest bearing                       340,824   325,381    330,041
Non-interest bearing deposits                    58,203    52,738     55,343
                                                 ------    ------     ------
Total Deposits                                  399,027   378,119    385,384
Federal Funds Purchased                               0         0          0
Other Liabilities                                 6,206     4,848      5,189
                                                  -----     -----      -----
Total Liabilities                               405,233   382,967    390,573
Shareholder's Equity
 Common stock par value $1.67 per share
  Authorized 5,000,000 shares;
  Issued 1,275,000 shares                        2,129     2,129      2,129
 Surplus                                         2,260     2,223      2,260
 Undivided profits                              41,241    37,075     39,236
                                                ------    ------     ------
                                                45,630    41,427     43,625
Less:  Treasury stock at cost
 188,769 Common Shares   6-30-97
 187,732 Common Shares   6-30-96
 190,196 Common Shares   12-31-96                3,847     3,679      3,896
                                                 -----     -----      -----
                                                41,783    37,748     39,729
 Allowance for unrealized gain/losses
 on Available for Sale Securities                 (90)     (151)         22
                                                ------    ------     ------
 Total Shareholders' Equity                     41,693    37,597     39,751
                                                ------    ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     446,926   420,564    430,324
                                               =======   =======    =======

This is the consolidated statement of earnings sheet for
Southern Jersey Bancorp.  All dollar amounts are in thousands except for per share data
                                              Six Months        Second Qtr.
                                                Ended              Ended
                                               June 30           June 30
                                            1997     1996      1997     1996
                                            ----     ----      ----     ----
INTEREST INCOME
Interest on securities:
  Taxable interest income                   2,242    2,779     1,154    1,464
  Tax-exempt interest income                  725      766       363      329
Interest and fees on loans                 12,762   10,321     6,548    5,411
Interest on interest bearing deposits           0        0         0        0
Federal funds sold                            550      583       270      190
Lease income                                    0      225         0        0
                                             ----     ----      ----      ---
Total interest income                      16,279   14,674     8,335    7,394

INTEREST EXPENSE
  Interest on deposits
    Savings                                 2,748    2,894     1,561    1,555
Certificates of deposit $100,000
    and over                                1,747    1,288       876      655
Fed Funds Purchased                             0        0         0        0
    Other time deposits                     3,406    2,926     1,569    1,339
                                            -----    -----     -----    -----
    Total interest expense                  7,901    7,108     4,006    3,549

NET INTEREST INCOME                         8,378    7,566     4,329    3,845
  Provision for loan losses                   660      615       315      315
  Net Interest Income After                   ---      ---       ---      ---
  Provision for Loan Losses                 7,718    6,951     4,014    3,530

OTHER OPERATING INCOME
  Service charges on deposit accounts         827      784       419      406
  Trust Department Income                     359      341       178      172
  Commissions, collection
  Charges and fees                            192      216        98       98
  Investment security gains (losses)            0        0         0        0
  Other Non-Interest Income                     2       42         2       42
                                              ---      ---       ---      ---
  Total Other Operating Income              1,380    1,383       697      718

 OTHER OPERATING EXPENSES
  Salaries and wages                        2,499    2,218     1,318    1,172
  Pension and other benefits                  580      573       279      321
  Occupancy and equipment                     890      799       507      426
  FDIC Assessments                             67       48        34       24
  Postage, stationery and supplies            242      117       103       50
  Professional Fees                           215      240       103      134
  Other operating expenses                    808      720       423      386
                                              ---      ---       ---      ---
  Total Other Operating Expenses            5,301    4,715     2,767    2,513
  Income Before Income Taxes                3,797    3,619     1,944    1,735
  Applicable Income Taxes                   1,140    1,050       540      600
                                            -----    -----      ----    -----
  NET INCOME                                2,657    2,569     1,404    1,135
                                            =====    =====     =====    =====
  Earnings per Common Share                  2.45     2.36      1.30     1.04


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
                                                        Six Months Ended
                                                           June 30
                                                        1997      1996
                                                        ----      ----
Cash flow from operating activities

Net Income                                              2,657     2,569
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of organization expenses                  0         0
     Depreciation of premises and equipment               232       219
     Net Loan charge offs                                (196)     (339)
     Provision of loan losses                             660       615
     Premium Amortization net of discount accretion        78        72
     Gain or (Loss) on sale of securities                   0         0
     Gain on other real estate                              2         0
     Gain on sale of bank premises and equipment            0       (42)
Increase in other assets                               (9,920)   (1,189)
Increase/(decrease) in other liabilities                1,017       684
Increase/(decrease) in borrowed funds                       0         0
                                                        -----      ----
Net cash provided by operating activities              (5,470)    2,589

Cash flows from investing activities
  Interest bearing deposits                                 0         0
  Purchase of investment securities                   (11,823)  (14,282)
  Proceeds from sales of investment securities          6,463         0
  Proceeds from maturities of investment securities     6,662    12,260
  Increase in loans                                    (5,136)  (38,217)
  Bank premises and equipment                              82      (576)
  Proceeds from sale of bank premises and equipment        80        42
  Proceeds from sale of other real estate                 312       224
                                                          ---       ---
Net cash used for investing activities                 (3,360)  (40,549)

Cash flows from financing activities
  (Decrease)/Increase in total deposits                13,643     14,686
  Cash dividends                                         (652)      (598)
  Purchase of Treasury stock                              (90)       (75)
  Sale of Treasury stock                                  139        137
                                                         ----       ----
Net Cash provided by financing activities              13,040     14,150

Net increase/(decrease) in cash and cash equivalents    4,210    (23,810)
Cash and equivalents at beginning of year              31,247     46,781
                                                       ------     ------
Cash and Cash equivalent at end of quarter             35,457     22,971
                                                       ======     ======
Supplementary Schedule of NonCash Investing
  and Financing Activities

Loans, Net of Chargeoffs transferred to Other Real Estate Owned:
                                                           0          62

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 1997

1) Principles of Consolidation: The consolidated financial statements reflect the account of Southern Jersey Bancorp of Delaware, Inc. and its subsidiary, The Farmers and Merchants National Bank of Bridgeton, after the elimination of all intercompany balances and transactions.

2) There have been no significant changes in the account policies of the registrant since December 31, 1996, the date of the most recent annual report to security holders, nor have there occurred events which have had a material impact on the disclosures herein.

3) The interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

4) In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for June 30, 1997, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

              SOUTHERN JERSEY BANCORP OF DELAWARE, INC.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






       SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
       (Registrant)




       Paul Ritter
       Treasurer




       Clarence D. McCormick
       Chairman/CEO







DATE:  June 14, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF

                RESULTS IN OPERATIONS



           Six Months Ended June 30, 1997

The net operating income of $2,657,000 for the first six months of 1997 is 3.43% above the same period in the prior year. Net income after taxes for 1997 is projected to be approximately
$5,500,000 or approximately 3.2% more than 1996.

This is primarily due to the fact that during the first half of 1997 there was an increase in the interest and fee income generated by the loan portfolio as compared to the first half of 1996. This increase outpaced the growth in deposit expense for the same period and resulted in a net interest income increase in the first half of 1997 as compared to 1996.
The increase in net interest income was an important factor in the increase in net income for the first half of 1997 as compared to the first half of 1996.

There has been no other significant changes in charge-offs, recoveries, provision for loan and lease losses, non-accruing or non-performing loans in the last quater except for an increase of approximately $3,339,000 in loans to individuals for household, family and other personal expenditure loans 30 through 89 days past due and an increase of approximately $712,000 in commercial loans past due 90 days or more. These loans are adequately secured by real estate and other collateral and minimal loss is expected at this time.

Total charge offs for the first six months of 1997 totalled $228,000 while total recoveries during the same period were $32,000.

               PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  Exhibits
          Exhibit 27.  Financial Data Schedule
      B.  Reports on Form 8-K
          No reports have been filed on form 8-K during this quarter.