Form 10-Q
period 1997-09-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1997-11-14
CIK 740830

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
Commission File Number 0-12635


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


               [X] YES           [ ] NO

Common Stock Outstanding as of September 30, 1997    1,089,877

PART I-Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.


                                                9/30/97   9/30/96   12/31/96

ASSET
  Cash and due from banks                       19,112    17,599    18,347
  Interest bearing deposits                          0         0         0
  Investment securities held to maturity        53,092    67,898    61,765
  Investment securities available for sale      35,387    35,655    34,904
  Market Value of held to maturity
        9-30-97    53,454
        9-30-96    67,755
       12-31-96    61,901
  Loan net of unearned income                   308,346   280,168  290,885
  Less: Allowance for loan losses                 3,711     3,310    3,190
                                                -------   -------  -------
Net Loans                                       304,635   276,858  287,695
                                                -------   -------  -------
Federal funds sold                               43,950    10,000   12,900
Bank premises and equipment - net                 6,041     6,326    6,214
Other assets                                     18,740     9,599    8,499
                                                -------   -------  -------
Total Assets                                    480,957   423,935  430,324
                                                =======   =======  =======


LIABILITIES                                     9/30/97   9/30/96  12/31/96

Deposits-interest bearing                       378,342   326,814   330,041
Non-interest bearing deposits                    55,154    53,550    55,343
                                                 ------    ------    ------
Total Deposits                                  433,496   380,364   385,384
Federal Funds Purchased                               0         0         0
Other Liabilities                                 5,322     4,473     5,189
                                                  -----     -----     -----
Total Liabilities                               438,818   384,837   390,573
Shareholder's Equity
 Common stock par value $1.67 per share
  Authorized 5,000,000 shares;
  Issued 1,275,000 shares                        2,129     2,129      2,129
 Surplus                                         2,260     2,223      2,260
 Undivided profits                              41,391    38,766     39,236
                                                ------    ------     ------
                                                45,780    43,118     43,625
Less:  Treasury stock at cost
 185,123 Common Shares   9-30-97
 190,093 Common Shares   9-30-96
 190,196 Common Shares   12-31-96                3,764     3,793      3,896
                                                 -----     -----      -----
                                                42,016    39,325     39,729
 Allowance for unrealized gain/losses
 on Available for Sale Securities                  123     (227)         22
                                                ------    ------     ------
 Total Shareholders' Equity                     42,139    39,098     39,751
                                                ------    ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     480,957   423,935    430,324
                                               =======   =======    =======

This is the consolidated statement of earnings sheet for
Southern Jersey Bancorp.  All dollar amounts are in thousands except for per share data
                                            Nine Months        Third Qtr.
                                              Ended              Ended
                                           September 30       September 30
                                          1997     1996      1997     1996
                                          ----     ----      ----     ----
INTEREST INCOME
Interest on securities:
  Taxable interest income                3,235    3,972       993    1,193
  Tax-exempt interest income             1,073    1,272       348      506
Interest and fees on loans              19,488   16,143     6,726    5,822
Interest on interest bearing deposits        0        0         0        0
Federal funds sold                       1,190      752       640      169
Lease income                                 0      214         0     (11)
                                          ----     ----      ----      ---
Total interest income                   24,986   22,353     8,707    7,679

INTEREST EXPENSE
  Interest on deposits
    Savings                              4,247    4,377     1,499    1,483
Certificates of deposit $100,000
    and over                             2,685    1,976       938      688
Fed Funds Purchased                          0        0         0        0
    Other time deposits                  5,555    4,466     2,149    1,540
                                         -----    -----     -----    -----
    Total interest expense              12,487   10,819     4,586    3,711

NET INTEREST INCOME                     12,499   11,534     4,121    3,968
  Provision for loan losses              2,408      960     1,748      345
  Net Interest Income After                ---      ---       ---      ---
  Provision for Loan Losses             10,091   10,574     2,373    3,623

OTHER OPERATING INCOME
  Service charges on deposit accounts    1,245    1,219       418      435
  Trust Department Income                  550      515       191      174
  Commissions, collection
  Charges and fees                         486      370       294      154
  Investment security gains (losses)         0      358         0      316
  Other Non-Interest Income                  2        0         0        0
                                           ---      ---       ---      ---
  Total Other Operating Income           2,283    2,462       903    1,079

 OTHER OPERATING EXPENSES
  Salaries and wages                     3,584    3,214     1,085      996
  Pension and other benefits               865      794       285      221
  Occupancy and equipment                1,375    1,238       485      439
  FDIC Assessments                         105       73        38       25
  Postage, stationery and supplies         362      295       120      178
  Professional Fees                        363      423       148      183
  Other operating expenses               1,413    1,118       605      398
                                           ---      ---       ---      ---
  Total Other Operating Expenses         8,067    7,155     2,766    2,440
  Income Before Income Taxes             4,307    5,881       510    2,262
  Applicable Income Taxes                1,500    1,620       360      570
                                         -----    -----      ----    -----
  NET INCOME                             2,807    4,261       150    1,692
                                         =====    =====     =====    =====
  Earnings per Common Share               2.58     3.93      0.14     1.57


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
                                                      Nine Months Ended
                                                        September 30
                                                       1997      1996
                                                       ----      ----
Cash flow from operating activities

Net Income                                            2,807     4,261
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of organization expenses                0         0
     Depreciation of premises and equipment             319       292
     Net Loan charge offs                            (1,887)      (63)
     Provision of loan losses                         2,408       960
     Premium Amortization net of discount accretion     102        46
     Gain or (Loss) on sale of securities                (2)      358
     Gain on other real estate                            0         0
     Gain on sale of bank premises and equipment          0       (42)
Increase in other assets                            (10,258)   (2,090)
Increase/(decrease) in other liabilities                133       309
Increase/(decrease) in borrowed funds                     0         0
                                                      -----      ----
Net cash provided by operating activities            (6,378)    4,031

Cash flows from investing activities
  Interest bearing deposits                               0         0
  Purchase of investment securities                 (13,897)  (15,542)
  Proceeds from sales of investment securities        8,373     8,000
  Proceeds from maturities of investment securities  12,779    15,402
  Increase in loans                                 (17,461)  (48,055)
  Bank premises and equipment                           146      (702)
  Proceeds from sale of bank premises and equipment       0        42
  Proceeds from sale of other real estate               661     1,361
                                                        ---       ---
Net cash used for investing activities               (9,399)  (39,494)

Cash flows from financing activities
  (Decrease)/Increase in total deposits              48,112     16,931
  Cash dividends                                       (652)      (598)
  Purchase of Treasury stock                           (107)      (235)
  Sale of Treasury stock                                239        183
                                                       ----       ----
Net Cash provided by financing activities            47,592     16,281

Net increase/(decrease) in cash and cash equivalents 31,815    (19,182)
Cash and equivalents at beginning of year            31,247     46,781
                                                     ------     ------
Cash and Cash equivalent at end of quarter           63,062     27,599
                                                     ======     ======
Supplementary Schedule of NonCash Investing
  and Financing Activities                              101      2,079

Loans, Net of Charge-offs transferred to Other Real Estate Owned:
                                                        434          0

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 1997

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

4) In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for September 30, 1997, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

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

DATE:  September 14, 1997

 MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    OF
                           RESULTS IN OPERATIONS

           Nine Months Ended September 30, 1997

     The net operating income of $2,807,000 for the first nine months of 1997 is 34.12% or $1,454,000 below the same period in the prior year. Net income after taxes for 1997 is projected to be $3,200,000 or approximately 39.94% or $2,128,000 less than 1996.

     This decrease in net income through the first nine months of 1997 is primarily due to the increase in the loan loss provision expense to $2,408,000 or 251% greater as compared to $960,000 for the first three quarters of 1996.

     The increase in the loan loss provision expense was necessitated by the substantial amount of marine installment loans required to be charged off in the third quarter of 1997 which required the company to increase its allowance for loan losses to comply with regulatory requirements.

     There has been the following significant changes in charge offs, recoveries, non-accruing or non-performing loans in the third quarter of 1997:

       An increase from the second quarter to the third quarter of 1997 of approximately $1,152,000 in loans secured by real estate past due 30 through 89 days and still accruing, an increase of $422,000 in commercial and industrial loans past due 30 through 89 days and still accruing, and an increase of $677,000 in commercial and industrial loans in non-accrual. These loans are secured by real estate and other collateral and minimal loss is expected at this time.

      The increase in the loans secured by real estate past due 30 through 89 days and still accruing and the increase in commercial and industrial loans past due 30 through 89 days and still accruing from the second quarter to third quarter of 1997 is primarily a result of a substantial marine dealership filing Chapter 11 bankruptcy in the third quarter of 1997.

     Total charge offs for the first nine months of 1997 totaled $1,934,000 while total recoveries during the same period were $47,000. In the third quarter of 1997, there was a total of $1,706,000 in charge offs of loans to industrial, household and other personal expenditures.

     The Company had approximately $2,454,000 in installment marine retail loans from the above described marine dealership that were 120 days or more delinquent. There were approximately $1,472,000 of these 120 days or more delinquent loans charged off in the third quarter of 1997 and the balance of $982,000 was repossessed in the form of marine collateral. To the extent that the Bank realizes more or less than the $982,000 from the sale of the marine collateral it will increase or decrease the Company's loss.

     In addition to the $2,454,000 discussed above, the Company has as additional amount of delinquent retail installment marine loans generated from the above described marine dealership as follows: $805,000
30 - 59 days delinquent, $752,000 60-89 days delinquent,
$227,000 90 days to 119 days delinquent. There are approximately $18,651,000 of retail installment marine loans that are current and performing that were generated from the above described marine dealership.

PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  Exhibits
          Exhibit 27.  Financial Data Schedule
      B.  Reports on Form 8-K
          No reports have been filed on form 8-K during this quarter.