Form 10-K
period 1997-12-31
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1998-03-31
CIK 740830

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                                FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the fiscal year ended December 31, 1997
                                OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from..........to.........
       Commission file number 0-12635

             SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
      (Exact name of Registrant as specified in its charter)

           DELAWARE                     22-298365
State or other jurisdiction of        (I.R.S. Employer
incorporation or organization        Identification No.)

53 South Laurel Street, Bridgeton, New Jersey      08302-1293
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (609)451-2222

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


    As of March 26, 1998, Registrant has 5,000,000 shares of $1.67 par value common stock authorized, with 1,093,805 shares outstanding, which is the only class of common stock or voting stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on most recent sales prices known to Management) was approximately $66,722,105.

                 DOCUMENTS INCORPORATED BY REFERENCE

   PART III - The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of the Shareholders of the Registrant to be held May 7, 1998, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

                                           Page 1 of 62 pages

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

   Registrant has two wholly-owned subsidiaries. Farmers and Merchants National Bank of Bridgeton (the Bank) is a commercial bank which was first organized under the laws of the State of New Jersey and the United States Government in 1909, and all outstanding shares of the Bank were acquired by the predecessor Registrant on May 22, 1984. AMFDCM, Inc. was organized under the laws of the State of New Jersey in 1996 for the purpose of holding and managing real estate and other repossessed assets.

   The Bank has two wholly-owned subsidiaries. F&M Investment
Company(Investment Company) was organized under the laws of the State of Delaware in 1984 for the purpose of holding and managing investment securities. Woulf Asset Holdings, Inc. was organized under the laws of the State of New Jersey in 1996 for the purpose of holding and managing real estate.

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

   The Bank operates in the Counties of Cumberland, Gloucester and Salem in Southern New Jersey through branch offices with the main office situated in Bridgeton, New Jersey. Within the market area in which the Bank operates, there are numerous commercial banks, savings and loan associations, credit unions, etc. The number of competitors cannot be reasonably estimated. The Bank is one of the largest independently owned financial institutions in the market area and is one of the most profitable financial institutions in the State of New Jersey. The principal methods of competition are those that are standard to the banking industry, such as interest rates and customer services.

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

General

    Employees - Registrant employs approximately 201 people who are not covered by collective bargaining agreements with any unions. In general, relationships with employees have been satisfactory.

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

      The federal banking regulatory authorities (The Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation) may take action against the Registrant and the Bank for failure to maintain minimum levels of capital and minimum leverage ratios and failure to comply with regulations promulgated under the FDIC Improvement Act of 1991
(FDICIA) and the Financial Institutions Reform, Recovery and
Enforcement Act of 1989(FIRREA). The Bank's Tier 1 and risk weighted capital ratios at December 31, 1997 are 11.3% and 12.5%, respectively. This is well in excess of the minimum required of 4% and 8%.

        FDICIA generally prohibits a depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations, prohibitions on the payment of interest rates in excess of 75 basis points above the average market yields for comparable deposits, and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became under-capitalized and (ii) the amount which is necessary or would have been necessary to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution that is required to submit a capital restoration plan fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.


    Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, or desist accepting deposits from correspondent banks, and restrictions on senior executive compensation and on inter- affiliate transactions. Critical undercapitalization institutions are subject to a number of additional restrictions including the appointment of a receiver or conservator.

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

 NAME AND AGE                         OFFICE AND EXPERIENCE


Clarence D. McCormick, Sr.   68    Chairman of the Board and Chief Executive
                                   Officer of Southern Jersey Bancorp
                                   of Delaware, Inc., Vice President
                                   of F&M Investment Company since August 8,
                                   1997, Chairman of the Board and Chief
                                   Executive Officer of Farmers and Merchants
                                   National Bank of Bridgeton, NJ

Clarence D. McCormick, Jr.   37    President of Southern Jersey Bancorp of
                                   Delaware, Inc., President of F&M Investment
                                   Company since August 8, 1997, and
                                   President of Farmers and Merchants National
                                   Bank of Bridgeton, NJ since April 20,1995

Ralph A. Cocove, Sr.         59    Executive Vice President of Administration
                                   and Cashier of Farmers and Merchants
                                   National Bank of Bridgeton, NJ

Paul J. Ritter, III          37    Senior Vice President and Comptroller of
                                   Farmers and Merchants National Bank
                                   of Bridgeton, NJ and Treasurer of Southern
                                   Jersey Bancorp of Delaware, Inc. since
                                   April 20, 1995

Harry W. Bullock             71    Secretary of Southern Jersey Bancorp of
                                   Delaware, Inc.

Russell Chappius, Sr.        56    Senior Vice President and Operations
                                   Officer of Farmers and Merchants
                                   National Bank of Bridgeton, NJ

Charles S. Kesler            59    Senior Vice President and Data Processing
                                   Manager of Farmers and Merchants
                                   National Bank of Bridgeton, NJ

Simon Aman                   61    Senior Vice President and Senior Trust
                                   Officer of Farmers and Merchants
                                   National Bank of Bridgeton, NJ, and
                                   Investment Officer of F&M Investment
                                   Company since May 16, 1994.  Prior to
                                   1994, Mr. Aman was a Trust Officer with
                                   Central National Bank in Canajohaire,
                                   New York for 3 1/2 years and Union
                                   National Bank in Albany, New York for
                                   15 years.

Gunars Sietinsons           58     Senior Vice President/Lending since January
                                   1998, Senior Vice President/President/
                                   Commercial Lending since April 16, 1996.
                                   Prior to 1996, Mr. Sietinsons was a loan officer of Farmers & Merchants National Bank for over ten years.

J.  Kevin Danna             43     Senior Vice President since December 1996.
                                   Prior to 1996, Mr. Danna was a loan
                                   officer of Farmers & Merchants National
                                   Bank for over 10 years.

   Set forth below are the names and beneficial stock ownership of persons serving as executive officers of Registrant and its subsidiaries.


         Name           Shares of Stock Owned   Percentage of Outstanding
                       and Beneficially Owned          Common Stock

Clarence D. McCormick         159,535                      14.62
Clarence D. McCormick, Jr.     68,449                       6.27
Harry W. Bullock                4,367                        .40
Ralph A. Cocove, Sr.            6,520                        .60
Paul J. Ritter, III             5,700                        .52
Russell Chappius, Sr.           1,900                        .17
Charles S. Kesler               1,170                        .11
Simon Aman                        100                        .01
Gunars Sietinsons               2,000                        .18
J. Kevin Danna                  1,000                        .09

STATISTICAL DISCLOSURES UNDER GUIDE 3

Schedule I

Item I(A)               Average Balance Sheets

                                   December 31
                                1997        1996            1995
ASSETS
Cash and due from banks   $17,445        $ 15,818        $ 15,561
Interest-bearing deposits       0               0           2,342
Federal funds sold         32,923          21,670          16,113
Investment securities - Taxable
                           65,125          73,642          88,496
Investment securities - Tax Exempt
                           29,319          37,339          38,264

Loans net of unearned income
                          302,354         263,904         210,327
Less: Allowance for loan losses
                            3,574           2,785           2,349
Net loans                 298,780         261,119         207,978
Bank premises and equipment - net
                            6,385           6,250           5,819
Other assets               16,144           9,238           8,525
     TOTAL ASSETS        $466,121        $425,076        $383,098

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Interest-bearing demand deposits
                         $ 99,022        $ 91,500        $ 67,548
Savings accounts and CD's under $100,000
                          193,431         159,848         146,401
CDs $100,000 or more       64,758          62,152          37,258
Non-interest bearing deposits
                           57,940          65,727          92,076
    Total Deposits        415,151         379,227         343,283
Other liabilities           7,224           6,051           2,813
     Total Liabilities    422,375         385,278         346,096
Shareholders' Equity
  Preferred stock               0               0               0
  Common stock              2,129           2,129           2,129
Additional paid-in capital  2,260           2,241           2,241
Retained earnings          43,070          38,771          35,175
Allowance for unrealized (losses)/gains
                               90             475             750
                           47,549          43,616          40,295
   Less: Treasury stock     3,803           3,818           3,293
      Total Shareholders' Equity
                           43,746          39,798          37,002


TOTAL LIABILITIES & SHAREHOLDERS' EQUITY
                         $466,121        $425,076        $383,098


GUIDE 3

Schedule II

Item I(B)               Analysis of Interest Earnings
                       For The Years Ended December 31
(In Thousands)           1997         1996           1995
                      Interest  %  Interest  %    Interest  %
INTEREST EARNING ASSETS:
  Interest bearing deposits
                     $   0  N/A    $    0  N/A    $ 164  7.00%
Federal funds sold   1,830  5.56%   1,147 5.29%     943  5.85%
Investment securities:
    Taxable          4,253  6.53%   5,141 6.98%   5,720  6.46%
Tax-exempt           1,870  6.38%   1,661 4.45%   1,989  5.20%
Loans               25,847  8.65%  22,441 8.59%  19,396  9.33%
Average Yield
                   $33,800  7.93% $30,390 7.72% $28,212  7.99%

INTEREST BEARING LIABILITIES:
  Interest on deposits:
    Demand deposits $2,642 2.67% $ 2,644 2.89%   $2,837  4.20%
Savings and CDs under $100,000
                    10,863 5.62%   9,332 5.84%    8,311  5.68%
CDs $100,000 or more
                     3,654 5.64%   2,894 4.66%    1,966  5.28%
Average Effective Rate Paid
                   $17,159 4.80%  $14,870 4.74% $13,114  5.22%
NET YIELD ON INTEREST-EARNING
   ASSETS          $16,641 3.84%  $15,520 3.89% $15,098 4.22%



NOTES:

(1) Non-accrual loans are not included in the "Loans net of unearned income" amount used in the yield computation.

(2) No out-of-period items included in the calculation of the changes in interest income and interest expense.

(3)  Loan fees are immaterial.

(4) Tax exempt income is not calculated on a tax equivalent basis.


GUIDE 3

Schedule III

Item I(C)(1) Schedules of Interest Income & Expense Variance

                     For The Years Ended December 31
(In Thousands)          1997                   1996
                 INTEREST   VARIANCE   INTEREST     VARIANCE
INTEREST INCOME:
  Interest-bearing deposits
                    $    0       $    0     $     0      $ (164)
Federal funds sold   1,830          683       1,147         204
Investment securities:
  Taxable            4,253         (888)      5,141        (579)
  Tax-exempt         1,870          209       1,661        (328)
Loans               25,847        3,406      22,441       3,045
TOTAL INTEREST INCOME
                   $33,800       $3,410     $30,390      $2,178



Item I(C)(2)

INTEREST EXPENSE:
  Interest on deposits:
    Demand deposits
                  $ 2,642      $   (2)     $ 2,644     $  (193)
    Savings and CDs under $100,000
                   10,863       1,531        9,332       1,021
CDs $100,000 or more
                    3,654         760        2,894         928
TOTAL INTEREST EXPENSE
                  $17,159      $2,289      $14,870      $1,756



GUIDE 3

Schedule IV

Item I(C)(2)(a) and (b)
              Schedules of Volume Variance and Rate Variance
                           For The Years Ended December 31
(In Thousands)                1997                  1996
                                      VARIANCE
                         VOLUME      RATE    VOLUME        RATE
                          (a)        (b)      (a)           (b)

INTEREST INCOME:
  Interest-bearing deposits
                          $   0   $    0     $ (164)       $  0
  Federal funds sold        595       59        325         (90)
  Investment securities
      Taxable              (594)    (331)      (960)        460
      Tax-exempt           (357)     721        (48)       (287)
  Loans                   3,303      158      4,999      (1,556)
        TOTAL INTEREST INCOME
                         $2,947   $  607     $4,152     $(1,473)
INTEREST EXPENSE:
  Interest on deposits:
    Demand deposits       $ 217   $ (201)    $1,006     $  (885)
    Savings and CDs under $100,000
                          1,961     (352)       764         234
    CDs $100,000 or more    121      609      1,314        (231)
        TOTAL INTEREST EXPENSE
                         $2,299    $  56     $3,084       $(882)

GUIDE 3

Schedule V

Item I(C)(2)(c)        Schedules of Changes in Rate/Volume
                                 December 31, 1997
(In Thousands)       TOTAL      VOLUME      RATE       RATE/VOL
                   VARIANCE    VARIANCE   VARIANCE     VARIANCE
INTEREST INCOME:
  Interest-bearing deposits
                     $    0      $    0     $    0       $    0
  Federal funds sold    683         595         59           29
  Investment securities:
    Taxable            (888)       (594)      (331)          37
    Tax-exempt          209        (357)       721         (155)
  Loans               3,406       3,303        158          (55)
       TOTAL INTEREST INCOME
                     $3,410      $2,947     $  607       $ (144)
  INTEREST EXPENSE:
    Interest on deposits:
      Demand deposits
                     $   (2)     $  217     $ (201)      $  (18)
      Savings and CDs under $100,000
                      1,531       1,961       (352)         (78)
      CDs $100,000 or more
                        760         121        609           30
TOTAL INTEREST EXPENSE
                     $2,289      $2,299     $   56        $ (66)



                               December 31, 1996
(In Thousands)        TOTAL      VOLUME      RATE      RATE/VOL
                    VARIANCE     VARIANCE   VARIANCE    VARIANCE

INTEREST INCOME:
  Interest-bearing deposits
                    $  (164)      $ (164)     $   0        $   0
  Federal funds sold    204          325        (90)         (31)
  Investment securities:
    Taxable            (579)        (960)       460          (79)
    Tax-exempt         (328)         (48)      (287)           7
  Loans               3,045        4,999     (1,556)        (398)
 TOTAL INTEREST INCOME
                     $2,178       $4,152    $(1,473)       $(501)
INTEREST EXPENSE:
  Interest on deposits:
    Demand deposits
                     $ (193)      $1,006    $  (885)       $(314)
    Savings and CDs under $100,000
                      1,021          764        234           23
    CDs $100,000 or more
                        928        1,314       (231)        (155)
TOTAL INTEREST EXPENSE
                     $1,756       $3,084      $(882)       $(446)

GUIDE 3

Schedule VI


Item II(A) and (B)            Investment Portfolio
                                  December 31,
(In Thousands)                  1997              1996     1995
                           Book      Average      Book      Book
                          Value       Yield      Value     Value
U.S. Treasury Securities:
  Maturing within 1 year  $ 8,509    5.2355%   $ 6,026   $     0
  Maturing between 1-5 years
                            4,002    7.5262%    10,512    24,527
TOTAL                      12,511               16,538   $24,527


U.S. Government Agencies:
  Maturing within 1 year    2,000    5.1783%     1,998     4,013
  Maturing between 1-5 years
                            5,982    6.1762%    10,488     8,995
Maturing between 6-10 years
                           29,426    7.0038%    21,390    18,946
      TOTAL                37,408               33,876    31,954


State and Political Subdivisions:
  Maturing within 1 year    5,737    5.5131%     4,528     4,785
  Maturing between 1-5 years
                           18,594    4.7920%    21,727    16,420
  Maturing between 6-10 years
                            6,138    4.7687%     2,840    12,021
  Maturing over 10 years       69    4.8433%        64        73
     TOTAL                 30,538               29,159    33,299


Federal Reserve Stock         128    6.0000%       128       128

Other Securities:
  Maturing within 1 year    3,056    6.4646%     4,763     6,013
  Maturing between 1-5 years
                            9,068    6.0572%    12,172    15,917
  Maturing between 6-10 years 743    6.9416%         0     1,075
     TOTAL                 12,867               16,935    23,005

Equity Securities
  Maturing within 1 year
  Maturing between 1-5 years
  Maturing between 6-10 years
      TOTAL                     0                    0         0
Total Before Allowance For
      Unrealized Gains     93,452               96,636   112,913
Add: Unrealized Gains         241                   33     1,407
    TOTAL SECURITIES      $93,693              $96,669  $114,320


Item II(C)  Securities With One Issuer Exceeding Ten Percent of
            Stockholders' Equity - NONEGUIDE 3

Schedule VI

Item II(A) and (B) Investment Portfolio - Available For Sale
                                    December 31,
(In Thousands)                 1997          1996       1995
                            Book     Average    Book       Book
                           Value      Yield     Value      Value

U.S. Treasury Securities:
  Maturing within 1 year  $    0              $ 1,000      $   0
  Maturing between 1-5 years
                           4,002    7.5262%     1,995     10,916
     TOTAL                 4,002                2,995     10,916

U.S. Government Agencies:
  Maturing within 1 year       0    7.7864%     1,998      1,000
  Maturing between 1-5 years
                           4,482    6.1641%     8,488      3,495
  Maturing between 6-10 years
                          28,426    7.0342%    21,390     16,936
    TOTAL                 32,908               31,876     21,431

State and Political Subdivisions:
  Maturing within 1 year
  Maturing between 1-5 years
  Maturing between 6-10 years
  Maturing over 10 years
    TOTAL                      0                    0          0

Federal Reserve Stock          0                    0          0

Other Securities:
  Maturing within 1 year
  Maturing between 1-5 years
  Maturing between 6-10 years
    TOTAL                      0                    0           0

Equity Securities
  Maturing within 1 year
  Maturing between 1-5 years
  Maturing between 6-10 years
    TOTAL                      0                    0           0

Total Before Allowance For
      Unrealized Gains/(Losses)
                          36,910               34,871      32,347

Add: Unrealized Gains        241                   33       1,407

             TOTAL SECURITIES
                         $37,151              $34,904     $33,754


GUIDE 3

Schedule VI

Item II(A) and (B)      Investment Portfolio - Held to Maturity

                                        December 31,
(In Thousands)              1997               1996         1995
                        Book      Average     Book         Book
                       Value       Yield     Value        Value

U.S. Treasury Securities:
  Maturing within 1 year
                      $ 8,509     5.2355%   $ 5,026       $    0
  Maturing between 1-5 years
                            0                 8,517       13,611
     TOTAL              8,509                13,543       13,611

U.S. Government Agencies:
  Maturing within 1 year
                        2,000     3.8760%         0        3,013
  Maturing between 1-5 years
                        1,500     6.2850%     2,000        5,500
  Maturing between 6-10 years
                            0     6.2800%         0        2,010
     TOTAL              3,500                 2,000       10,523

State and Political Subdivisions:
  Maturing within 1 year
                        5,737     5.5131%     4,528        4,785
  Maturing between 1-5 years
                       18,594     4.7920%    21,727       16,420
  Maturing between 6-10 years
                        6,138     4.7671%     2,840       12,021
  Maturing over 10 years   69     4.8433%        64           73
     TOTAL             30,538                29,159       33,299

Federal Reserve Stock     128     6.0000%       128          128

Other Securities:
  Maturing within 1 year
                        3,056     6.4646%     4,763        6,013
 Maturing between 1-5 years
                        9,068     6.0572%    12,172       15,917
 Maturing between 6-10 years
                          743     6.9416%         0        1,075
     TOTAL             12,867                16,935       23,005

Equity Securities
  Maturing within 1 year
  Maturing between 1-5 years
  Maturing between 6-10 years
     TOTAL                   0                     0            0

Total Before Allowance For
      Unrealized Gains/(Losses)
                         55,542               61,765       80,566
Add: Unrealized Gains

      TOTAL SECURITIES  $55,542              $61,765      $80,566



GUIDE 3

Schedule VII                            Analysis of Loans

Item III(A) - Types of Loans:                December 31
(In Thousands)              1997      1996     1995     1994     1993
Real estate loans:
  1-4 Family Residential  $66,041  $61,668  $52,673  $48,443  $46,175
  Farmers                   2,342    2,098    2,337    1,832    1,370
  Commercial               75,484   72,492   28,695   31,161   49,310
Loans to farmers            1,449    1,310    1,148    1,601    3,069
Commercial and industrial loans
                           72,555   50,548   83,672   74,165   26,179
Loans to individuals:
  Credit cards              1,834    1,799    1,661    1,562    1,281
  Consumer installment loans
                           86,304  101,688   53,121   35,645   27,406
Lease financing receivables    17       17   10,059      219      507
     Total Loans          306,026  291,620  233,366  194,628  155,297
Less: Unearned income         470      735    1,253    2,110    3,955
     Allowance for loan losses
                            5,236    3,190    2,413    2,146    2,135
            Net Loans    $300,320 $287,695 $229,700 $190,372 $149,207

Item III(B) - Maturities and Sensitivities of Loans to Changes in
              Interest Rates at December 31, 1997:
(In Thousands)
Domestic:         Total                  Interest Rates
                  Loans        Predetermined           Floating

Commercial, Financial and Agricultural
Due in 1 year or less
                $ 25,168            $ 16,444            $  8,724
Due after 1 year through 5 years
                  37,549              34,113               3,436
Due after 5 years 11,287              10,414                 873
                $ 74,004            $ 60,971            $ 13,033

Item III(C) - Risk Elements
1.  Non-accrual, Past Due and Restructured Loans
(In Thousands)                             December 31
                        1997      1996     1995     1994     1993
  (1)(a) Total non-accrual loans
                      $3,971    $2,287   $3,133   $2,298   $1,842
  (1)(b) Accruing loans past due
           90 or more days
                      $2,447    $1,288   $2,043   $1,116    $ 786
 (1)(c)  Troubled debt restructuring
                      $2,892    $  983   $1,226   $1,147   $  643
 (2)(i)  Interest income that would
           have been recorded on
           non-accrual loans
                      $  259    $  122   $  158   $  104   $  166
 (2)(ii)  Interest recorded on
           non-accrual loans
           included in net income
           for the period
                      $   38    $   17   $   21   $   15   $   12

(3) Registrant's policy for placing loans on non-accrual status
    - See Summary of Significant Accounting Policies under heading "Loans" on Registrant's Consolidated Financial Statements for the year ended December 31, 1997, included in
    Item 8 of Form 10-K.

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

3.  Foreign Outstanding Loans - None

4.  Loan Concentrations - See Item III (A)


GUIDE 3

Schedule VIII(a)
Item III (C)(1)


              SOUTHERN JERSEY BANCORP OF DELAWARE, INC.

CHARTER 9498          ANALYSIS OF REPRICING OPPORTUNITIES
                               DECEMBER 31, 1997


REPRICING OPPORTUNITIES FOR:
 Three   Three-    Six Mo.-   One-     Three-    Five   All   Total
  Mo.    Six Mo.   One Yr.  Three Yr.  Five Yrs  Yrs+  Other  Assets   %
Total Loans and Leases
 $40,548  $6,306  $11,962  $88,006   $78,296  $76,937        $302,055  62.49%
Debt Securities
   6,185   1,650   12,405   20,297    15,170   36,858  $128    92,693  19.18%
Trading Account Assets                                              0   0.00%
Other Interest-Bearing Assets
  40,950                                                       40,950   8.47%
Total Interest-Bearing Assets
 $87,683  $7,956  $24,367  $108,303  $93,466 $113,795  $128  $435,698
Loan and Lease Loss Reserve
                                                    $-5,236  $ -5,236  -1.08%
Non-Accrual Loans                                     3,971     3,971   0.82%

All Other Assets Including Cash
 $22,565                                             26,356    48,921  10.12%
Total Assets
$110,248 $7,956  $24,367  $108,303  $93,466 $113,795 $25,219 $483,354  100.0%

Deposits in Foreign Offices                                       $ 0   0.00%
CDs over $100,000
 $11,103 $15,919 $14,184   $12,526  $17,181                    70,913  14.67%
OtherTime Deposits
  41,864  18,617  17,243    30,517   37,052                   145,293  30.06%
MMDA
   3,908   3,908  11,724    19,541                             39,081   8.09%
Other Savings**
   6,410   6,410   6,410    19,230   12,820   12,820           64,099  13.26%
NOW**
  11,596   5,798   5,798    11,596   11,595   11,595           57,978  11.99%
Mortgages & Capitalized Leases &
Treasury Notes                                                      0   0.00%
Other Nondeposit Interest-Bearing Liabilities                       0   0.00%
Total Interest-Bearing Liabilities
$74,881  $50,652 $55,359  $93,410   $78,648  $24,415    $0   $377,364  78.07%
Demand Deposits
$18,477                   $25,574   $12,219   $4,829          $61,100  12.64%
All Other Liabilities                                 $5,331    5,331   1.10%
Total Liabilities
$93,358 $50,652 $55,359  $118,984   $90,867  $29,244  $5,331 $443,795  91.82%

Total Equity (Excluding Limited Life Pref.Stock)
                                                     $39,559  $39,559   8.18%
Total Liabilities & Capital
$93,358 $50,652 $55,359  $118,984   $90,867  $29,244 $44,890 $483,354 100.00%
Net Positions - Total Assets
$16,890 $-42,696 $-30,992 $-10,681   $2,599  $84,551 $-19,671

Less: Liabilities and Capital
Cumulative Position Ratios
            0.82     0.72     0.79     0.84     1.04
Total Assets
110,248 118,204  142,571   250,874  344,340  458,135  483,354

Total Liabilities & Capital
$93,358 $144,010 $199,369 $318,353 $409,220 $438,464 $483,354

Total Assets Less Liabilities & Capital
$16,890 $-25,806 $-56,978 $-67,479 $-64,880  $19,671        0


G A P  TABLE FOOTNOTES**

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

GUIDE 3
Schedule IX
Item IV (A)(1)


                       SUMMARY OF LOAN LOSS EXPERIENCE


(In Thousands)          For The Years Ended December 31,
                     1997      1996      1995     1994       1993
Balances at beginning of year
                 $  3,190  $  2,413  $  2,146 $  2,135   $  1,888
Loan charge-offs:
  Real estate loans:
    1-4 family residential
                       65        46         2       98         46
    Farmers             0         0         0        0          0
    Commercial          0        37        17       53        243
Loans to farmers       24         0        10       91          0
Commercial and industrial loans
                      703       862       508      142        296
Loans to individuals:
  Credit cards        114        67        75       40         10
  Consumer installment loans
                    6,933       199       317      225        105
Lease financing receivables
                        0         0       140      150          0
         Total Charge-offs
                    7,839     1,211     1,069      799        700

Recoveries of loans previously
charged off:
  Real estate loans:
    1-4 Family residential
                        1         0         3        2         33
    Farmers             0         0         0        0          0
    Commercial          0         1         0        0          0
  Loans to farmers      0         0         0        2          0
  Commercial and industrial loans
                        1        15        13       32         52
Loans to individuals:
  Credit cards         17        27         7        2          2
Consumer installment loans
                    1,899       140        47       47         60
Lease financing receivables
                        0         0         0        0          0
        Total recoveries
                    1,918       183        70       85        147

        NET CHARGE-OFFS
                    5,921     1,028       999      714        553
Allowance charged to operations
                    7,967     1,805     1,266      725        800
Balances at end of year
                 $  5,236  $  3,190  $  2,413 $  2,146   $  2,135
Average loans outstanding
 during year
                 $302,354  $263,904  $210,327 $169,025   $145,232
Ratio of net charge-offs to
 average loans outstanding during
 year              1.958%    0.390%    0.475%   0.422%     0.381%

Item IV(B)         Allocation of Allowance for Loan Losses

   The allowance for loan losses is maintained at a level considered by Management to be adequate to provide for losses which may be incurred on loans currently held based on a detailed evaluation of the loan portfolio, historical experience, current economic trends and other factors relevant to the collectibility of the loans in the portfolio. Credit risk, the risk that a borrower will fail to perform to the loan agreement, is managed by limiting the total amount of loans outstanding and by applying normal credit policies to all lending activities. Collateral is obtained based on Management's credit assessment f the customer. Loans are further subject to interest rate risk and risk from geographic concentration of lending activities. Interest rate risk is managed through various asset/liability management techniques. Loan policies and administration are designed to provide assurance that loans will only be granted to creditworthy borrowers, although credit losses are expected to occur because of subjective factors and factors beyond the control of the Bank. The Bank is mandated by the Community Reinvestment Act and other regulations to conduct most of its lending activities within the geographic area where it is located. As a result, the Bank and its borrowers may be vulnerable to the consequences of changes in the local economy. Anticipated amounts of loan charge-offs for the fiscal year are estimated to be an amount equal to the current fiscal year.




GUIDE 3

Schedule X

Item V(A) - Average Deposits

                                       December 31
(In Thousands)              1997           1996          1995
                      AVG.AMT.    %  AVG.AMT.    %  AVG.AMT.    %
Non-interest bearing demand deposits
                      $57,940   0.0  $65,727   0.0  $92,076   0.0
Interest bearing demand deposits
                       99,022  2.79    1,500   2.9   67,548   4.2
Savings accounts and CDs under $100,000
                      193,431  5.61   59,848   5.8   146,401  5.7
CDs $100,000 or more   64,758  5.66    2,152   4.7    37,258  5.3
            Total Average Deposits
                     $415,151   4.8 $379,227   4.7  $343,283  5.2





Item V(D) - Deposits Summary
(In Thousands)                                     1997
Demand deposits:
  Non-interest bearing                           $61,100
  Interest bearing                                57,977
 (Money Market and N.O.W. Accounts)
Savings deposits                                 103,180
Time deposits under $100,000                     145,294
Time deposits $100,000 or more                    70,913
            Total Deposits                      $438,464




The remaining maturity on certificates of deposit of $100,000 or more is presented below:

(In Thousands)                                     1997

    Maturity
3 months or less                                 $11,103
3 months to 6 months                              15,909
6 to 12 months                                    14,184
Over 12 months to 5 years                         29,707
Over  5 years                                          0
            Total                                $70,903


GUIDE 3

Schedule XI

Item VI - Return on Equity and Assets



                                     December 31
                              1997        1996         1995

(1) Return on assets         0.18%       1.25%        1.27%
(2) Return on equity         1.91%      13.39%       13.11%
(3) Dividend payout ratio  156.03%      22.40%       22.57%
(4) Equity to assets ratio   9.39%       9.36%        9.66%




Item 2.   Properties

     The following table sets forth the location and principal offices of Registrant and its subsidiary.


       Location                      Use
 Bridgeton, New Jersey       Executive Offices and Main Bank
                             Office
 Bridgeton, New Jersey       Branch Office (West Broad
                             Street)
 Bridgeton, New Jersey       Operations Center and Computer
                             Facilities
*Upper Deerfield, New Jersey Branch Office (Carll's Corner)
 Upper Deerfield, New Jersey Branch Office (Seabrook)
 Fairton, New Jersey         Branch Office
 Penns Grove, New Jersey     Branch Office
 Pennsville, New Jersey      Branch Office
 Rosenhayn, New Jersey       Branch Office
*Vineland, New Jersey        Branch Office (Landis Avenue)
*Millville, New Jersey       Branch Office
 Millville (Airport), New Jersey
                             Branch Office
 Wilmington, Delaware        Administrative Office for F&M
                             Investment Company
*Salem City, New Jersey      Branch Office
*Washington Township, New Jersey
                             Branch Office
 Cedarville, New Jersey      Branch Office
*Elmer, New Jersey           Branch Office

*Leased Property

   Registrant owns substantially all properties used in its business. Branch office leases are less than $100,000 annually, and Management does not foresee any material changes in terms or amounts of leased property or the ability to renew applicable leases.

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

Item 3.  Legal Proceedings

         None

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders of Registrant during the fourth quarter of fiscal year 1997.

                          PART II

Item 5. Market for the Registrant's Common Equity and
                Related Stockholder Matters

Market Information for Common Stock.

        Registrant's common stock is inactively traded on a local basis, and the range of sales prices known to Management based on quotes from the National Quotation Bureau and transactions noted in the transfer and issuance of Registrant's common stock certificates, for each quarter during the two most recent years are as follows:

                       1997           1996
                  High     Low     High     Low
First Quarter   $41.25  $40.00   $38.25  $37.00
Second Quarter  $45.00  $41.25   $38.50  $38.25
Third Quarter   $45.50  $45.00   $39.00  $38.50
Fourth Quarter  $60.50  $45.50   $40.00  $39.00

Holders
        At March 26, 1998, there were 497 holders of record of Registrant's common stock.

Dividends

        Registrant declared cash dividends of $.60 per share payable to its common shareholders on June 30, 1997 and December 31, 1997, for a total of $1.20 per share or approximately $1,306,000.

        Registrant declared cash dividends of $.55 per share payable to its common shareholders on June 30, 1996 and December 31, 1996, for a total of $1.10 per share or approximately $1,195,000.

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

In Thousands except per share data
Year Ended December 31
                     1997    1996     1995     1994     1993

Interest income   $33,800 $30,390  $28,212  $24,616  $23,236
Interest expense   17,159  14,870   13,114   10,731   10,356
Net interest income
                   16,641  15,520   15,098   13,885   12,880
Provision for loan losses
                    7,967   1,805    1,266      725      800
Net interest income after provision for
  loan losses       8,674  13,715   13,832   13,160   12,080
Non-interest income 3,043   3,246    2,743    2,308    2,256
Non-interest expenses
                   11,590  10,357   10,023    9,580    8,858
Income before income taxes
                      127   6,604    6,552    5,888    5,478
Provision(benefit) for income taxes
                     (710)  1,276    1,700    1,411    1,411
Net Income            837   5,328    4,852    4,477    4,067
Cash dividends declared on common stock
                    1,306   1,195    1,093    1,054      997
Dividend pay-out ratio
                   156.0%   22.4%    22.5%    23.5%    24.5%

Per Common Share Amounts

Basic earnings per share
                     $.77   $4.91    $4.43    $4.09    $3.68
Diluted earnings per share
                     $.75   $4.80    $4.38    $4.07    $3.66
Cash dividends declared on common stock
                   $ 1.20   $1.10    $1.00    $ .96    $0.90

Year-End Balances
Total assets
         $483,354 $430,324 $404,240 $372,896 $358,652
Investment securities
                  92,693   96,669  114,320  138,144  150,653
Loans, net of unearned income
                 305,556  290,885  232,113  192,518  151,342

Deposits         438,464  385,384  363,433  337,223  327,261
Shareholders' equity
                  39,559   39,751   36,643   32,555   29,026

Selected Share Data
Common shares outstanding
                   1,091    1,085    1,085    1,099    1,096
Average common shares outstanding
                   1,088    1,085    1,095    1,096    1,106
At December 31:
  Book value per common share
                  $36.26   $36.64   $33.78   $29.62   $26.49


   MANAGEMENT'S DISCUSSION AND ANALYSIS
 THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              OF THE COMPANY AND OF THE BANK



   The following discussion and analysis presents the more significant factors affecting the financial condition and results of operations of the Company and its wholly owned bank subsidiary, hereafter referred to as the "Bank" for the years ended December 31, 1997, 1996 and 1995.

    This discussion and analysis should be read in conjunction with the financial statements, footnotes, and other financial information appearing elsewhere in this filing. All numbers have been rounded to the nearest thousand and cover the twelve month periods ended December 31, 1997, 1996, and 1995. The term "Company" for all purposes includes the "Bank" and AMFDCM, Inc., which are the Company's only subsidiaries.


                 Financial Performance Overview

    The Company's results of operations for the twelve months ended December 31, 1997, were materially and adversely impacted as the result of a series of related credits that became seriously troubled in the third and fourth quarters of 1997. The Company made loans to a Maryland-based marina (so called herein) in the amount of $184,000 for floor plan financing of new boats and $155,000 for two equipment leases and six retail installment contracts. The Company made loans to the owner of the Marina in the amounts of $875,000 secured by a mortgage on the Marina and $309,000 secured by a mortgage on the owner's personal residence. In addition, the Company provided the Marina and its owner with a $500,000 line of credit that was fully drawn down in 1997 that, as a result of the Marina's Chapter 11 bankruptcy filing in September 1997, will likely be found to be unsecured.

    The Company was also actively involved in purchasing boat loans from the Marina. As of December 31, 1997, the Company had acquired a total of approximately $23,860,000 in face value boat loans from the Marina. Many of these loans, as is discussed further below, were charged off as a result of the Marina's failure to discharge existing indebtedness on boat loans sold to the Company and the Marina's subsequent bankruptcy filing. Upon further investigation of that credit, it was discovered that fraudulent sales activities were taking place at the dealership. The Bank, as a buyer of third party paper, suffered losses due to these fraudulent activities. During this same period of time, two of our loan officers had lowered their underwriting standards without authority from management to do so, thus creating further losses. These individuals are no longer employed at F&M.

   The Company's poor performance in the third and fourth quarters of 1997, as demonstrated in more detail below, is largely attributable to the Marina's reorganization and its concomitant domino effect on related loans thereto.

     ROA for the Company was 0.18% in 1997 as compared to 1.25% in 1996 and 1.27% in 1995. The Company's ROE was 1.91%, 13.39%, and 13.11% for the years 1997, 1996, and 1995, respectively.

    The Company had net income after tax of $837,000 for the twelve months of 1997 which was $4,491,000 or 84.3% below the Company's net operating income of $5,328,000 for the same period in 1996.

     The decrease in net income in 1997 is primarily due to the $7,967,000 provision for loan losses expense which resulted in an increase in the loan loss provision expense of $6,162,000 or 341% greater than the $1,805,000 loan loss provision for 1996. The increase in the loan loss provision expense was necessitated by the substantial amount of marine and other installment loans charged off in the third and fourth quarters of 1997. The extraordinary amount charged off required the Company to increase its allowance for loan losses to comply with regulatory requirements.

     There have been the following significant changes in charge offs, recoveries, and non-accruing or non-performing loans in 1997 as compared to 1996:

     An increase from 1996 to 1997 of approximately $3,249,000 in loans to individuals past due 30 through 89 days and still accruing, an increase of $288,000 in commercial and industrial loans past due 30 through 89 days and still accruing, and an increase of $1,238,000 in commercial and industrial loans and $461,000 in loans secured by real estate on a nonaccrual basis; and, for loans past due 90 days or more and still accruing, an increase of $594,000 for loans secured by real estate, and an increase of individuals for household, family, and other personal expenditures.

    All of these foregoing loans are secured by real estate of other collateral and minimal loss is expected at this time. The increase in the past due loans in 1997 is primarily a result of the Marina filing for bankruptcy in the third quarter of 1997.

    Charge offs in 1997 totaled $7,839,000 while total recoveries during the same period were $1,918,000. Total charge offs for 1996 were $1,211,000 and recoveries were $183,000. In the fourth quarter of 1997 alone, there was a total of $5,192,000 in charge offs of installment loans to individuals for household, family and personal expenditures.
The significant increase in charge offs experienced by the Company in the third and fourth quarters of 1997 is substantially attributable to the failure of the Marina in which the Company financed approximately 1,060 boat loans.

    The Company had approximately $4,194,000 in installment marine retail loans from the Marina that were 120 days or more delinquent. Of these loans, approximately $2,436,000 was charged off in 1997, and the balance of $1,758,000 was repossessed in the form of marine collateral. To the extent that the Company realizes more or less than $1,758,000 from the sale of the marine collateral, it will increase or decrease the Company's loss.

     In addition to the $4,194,000 in marine loans discussed above, the Company had at December 31, 1997 an additional amount of delinquent retail installment marine loans generated from the Marina as follows: $1,536,000 that are 30-59 days delinquent, $280,000 that are 60-89 days delinquent, and $435,000 that are 90 days to 119 days delinquent. There are approximately $15,000,000 of retail installment marine loans that are current and performing that were generated from the Marina.

     The substantial increase in the Allowance for Loan
Losses (the "ALL") account resulted from the growth in total loans and the necessity to increase reserves to account for such growth. In addition, the increased net charge offs from $1,028,000 in 1996 to $3,318,000 in 1997 experienced by the Company in 1997 influenced the Company's decision to increase the percentage of total loans covered by the ALL. The ALL increased by $2,046,000 or 64.14% in 1997. Net interest income after provision for loan losses decreased by $5,041,000 or 367.55% in 1997 as compared to 1996. This was primarily the result of the increase in the provision for loan losses in 1997 and is further detailed below. Total Non-Interest Income decreased $203,000 or 6.25% in 1997 as compared to 1996. Total Non-Interest Expenses increased $1,233,000 or 11.90% at December 1997 compared to December 1996.


               Results of Operations

    The Company had consolidated net income of $837,000 the twelve months ended December 31, 1997, as compared to $5,328,000 for the comparable period of 1996. The
$4,491,000 decrease in net income is primarily attributable to the installment loan charge offs which included substantial marine loans including loans from the Marina discussed above.

   The following is a comparison of the consolidated basic earnings per share of Common Stock of the Company for the years ended December 31, 1997, 1996, and 1995.


                           Year ended December 31

                                   1997          1996            1995
Basic Earnings Per Share           $.77         $4.91           $4.43

Diluted Earnings Per Share
                                   $.75         $4.80           $4.38


                        Loans

      The Company had $306,026,000 in Total Loans at December 31, 1997, as compared to $291,620,000 in Total Loans at December 31, 1996 and $233,366,000 at December 31, 1995. The 4.9% increase in total loans is a result of the Company's maturing securities and new deposits being invested in higher yielding loans as opposed to investment securities or federal funds sold.

      The majority of the Company's loans are made in Cumberland, Salem, and Gloucester Counties, New Jersey, which constitutes the
Company's primary service area. Although the Company's business is concentrated in three counties, its loan portfolio is diversified and well collateralized. The Company grants agribusiness, commercial, residential, and consumer loans, as well as lease financing.

    Standby letters of credit amounting to $5,960,000 and $3,649,000 were outstanding as of December 31, 1997 and 1996 respectively.
Loan commitments and unused lines of credit outstanding as of December 31, 1997 and 1996 were $17,332,000, $13,205,000 respectively.

     During the year 1997, 4,073 new loans totaling $111,829,000 were booked which includes refinancings and renewals of existing loans. Loan volume has also increased as a result of a larger branch network and the entry by the Company into additional lending areas. These lending areas include marine lending and equipment leasing and transcend the Company's primary lending areas of Cumberland, Salem, and Gloucester Counties, New Jersey.

    The Company's loan portfolio as of December 31, 1997, is classified
as follows:   Real Estate Mortgage Loans - 47.01%;   Agricultural
and Commercial Loans - 24.18%; and Installment and Consumer
Credit - 28.81%.

                       Interest Income

     The Company had consolidated interest income from its loans and investment securities of $33,800,000, $30,390,000, and $28,212,000, for the years ended December 31, 1997, 1996, and 1995 respectively, or an 11.22% increase for the comparable period of 1996 to 1997. The $3,406,000 increase in interest income as of December 31, 1997, is mainly attributable to an increase in interest income earned on loans as a result of investing new deposit growth and maturing securities into loans as opposed to other lower earning assets.

     The Company's investment portfolio decreased by $3,976,000 or 4.12% at December 31, 1997, from December 31, 1996.
Interest income on investment securities decreased in the amount of $679,000 or 9.98% from December 31, 1996, to December 31,
1997. This decrease in interest income on investment securities resulted from a smaller investment portfolio.
Maturing securities were reinvested in loans, which accordingly produced lower earnings.

     The loan demand experienced by the Company is a result of the improved although moderate growth in the economy of the Company's primary service area.


                    Net Interest Income

     Net Interest Income, the difference between interest income and interest expense, is a significant component of performance of a banking organization. Net interest income was $16,641,000 for the year ended December 31, 1997, an increase of $1,121,000 or 7.22% over net interest income earned during 1996. Net interest income was $15,520,000 for the year ended December 31, 1996, an increase of $422,000 or 2.79% over the net interest income of $15,098,000 for the year ended December 31, 1995.

     Management attributes the increase in net interest income for 1997 primarily to the substantial increase in the amount of interest income earned on loans which return a higher yield to the Company than interest earned on investment securities and the increased volume of Federal Funds sold coupled with the moderate increase in the amount of interest expense paid by the Company on its time deposits. The increase in time deposit interest expense was primarily a result of an increase in the amount of time deposits added to the balance sheet. The increase in total loans with their higher yields along with the repricing of existing loans at a more rapid rate than deposits resulted in an increase in net interest income for the Company.


                   Non-Interest Income

     Non-Interest Income consists primarily of service fees on deposit accounts, Trust Department income, commissions, collection fees, credit card fees, and rental income from safe deposit boxes. The Company's non-interest income was $3,043,000 for the year ended December 31, 1997, as compared to $3,246,000 for the year ended December 31, 1996. The Company's non-interest income was lower for the twelve months of 1997 as compared to the same period in 1996 because the Company had only $5,000 in gains on sales of securities in that period of 1997 as compared to $415,000 gains as of December 31, 1996. However, increases in non-interest income resulted from increased service fees on deposit accounts, and increases in virtually all other areas of non-interest income in the Company including Trust Department fees and other income.

                      Non-Interest Expenses

   Non-Interest Expenses consist of salaries and employee benefits, occupancy, equipment, FDIC assessments and other miscellaneous expenses such as stationary and supplies, professional fees, postage, advertising, etc. The Company's non-interest expense was $11,590,000 and $10,357,000 for the years ended December 31, 1997 and 1996 respectively. The 11.9% increase in non-interest expense from December 31, 1996 to December 31, 1997, was mainly a result of increases in personnel, legal, and professional expenses. These expenses increased primarily as a result of the costs to administer the increased business of the Company reflected in its growth in loans and deposits for the year ended December 31, 1997.

           Provision (Benefit) for Income Taxes

   Provision (benefit) for income taxes was ($710,000), $1,276,000, $1,700,000 for the years ended December 31, 1997, 1996 and 1995 respectively. Income tax expense was $1,986,000 lower in 1997 than in 1996 because of the decrease in the Company earnings before tax as a result of the Marina bankruptcy and installment marine loan charge offs.

                     Deposit Accounts

     Total Deposit Accounts are composed of demand (non-interest bearing) deposits, Money Market accounts, Super NOW accounts, savings accounts, jumbo ($100,000 and over) time accounts, and other time deposits. The Company had $438,464,000 in total deposits at year end 1997, an increase of $53,080,000 or 13.8% over the $385,384,000 in total deposits at year end
1996 which was a $21,951,000 increase or 6.04% over the $363,433,000 total deposits at year end 1995.

     The Company's total deposits continued to increase in 1997 because of the Company's strong capital position, which is attracting new deposits from customers of the several large regional banks that recently merged. Additionally, the opening of several new branches by the Company has expanded the Company's penetration in its primary market area. The Company also aggressively obtained five year term time deposits in the third quarter of 1997. The Company expects its total deposits to continue to have moderate growth in 1997.


                 Allowance for Loan and Lease Losses

     The Company's Allowance for Loan and Lease Losses
(ALL) as a percentage of gross total outstanding loans was 1.71% at December 31, 1997, 1.09% at December 31, 1996,
and 1.03% at December 31, 1995. Management estimates the required ALL and makes the necessary provisions thereto on a monthly basis and any deficiency in the ALL is made up by charging current operating income.

     In determining the ALL required, management applies such factors as a review of the loan portfolio, past loan loss experience, current economic conditions, evaluation of borrower capacity to repay based on financial statements, sources of cash flow, guarantees and other similar information, and current appraisals or internal evaluations of collateral. The methodology of the ALL is reviewed annually by the Company's independent auditors and its banking regulators.

     The increase in the ALL of $2,046,000 from $3,190,000 as of December 31, 1996, to $5,236,000 as of
December 31, 1997, was a result of the Company's larger loan portfolio, management's desire to increase the ALL percentage of total loans from 1.09% to 1.71%, and the increased charge-offs experienced by the Company in the third and fourth quarters of 1997.

     The Company had $3,971,000 or 1.29% of total loans outstanding on a non-accrual status on December 31, 1997, $2,287,000 or 0.78% of total loans outstanding on non-accrual status on December 31, 1996, and $3,133,000 or 1.34% of total loans outstanding on a non-accrual status on December 31, 1995. Non-accrual loans are those loans from which, in management's opinion, the collection of additional interest is questionable.

     The increase in the amount of loans on a nonaccrual status is attributable to management's efforts to repossess marine collateral as quickly as possible despite increasing marine retail installment loan delinquencies as compared to December 31, 1996.

     Loan charge-offs were $7,839,000 or 2.56% of total loans and $1,211,000 or 0.42% of total loans, and $1,069,000 or .46% of total loans respectively for the years ended December 31, 1997, 1996, and 1995. The increase from 1996 to 1997 in charge-offs was primarily a result of the non-performing installment retail loans which included the bankrupt Marina and other marine loans.


                 Asset and Liability Management

     The major objectives of the Company's asset and liability management are to (1) manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges, (2) ensure adequate liquidity and funding, (3) maintain a strong capital base, and (4) maximize net interest income opportunities. The Company manages these objectives centrally through Management's
Asset and Liability Committee. Members of the Committee meet monthly to develop balance sheet pricing strategies affecting the future level of net interest income, liquidity, and capital. Factors that are considered in asset and liability management include forecasts of balance sheet mix, the economic environment, the anticipated direction of interest rates, and the Company's earnings sensitivity to changes in these rates.


                          Liquidity

     The Company must maintain adequate liquidity to ensure the availability of funds for loan growth, the purchase of investment securities, deposit withdrawals, and maturing liabilities. Cash and cash equivalents, cash and due from banks, interest bearing time deposits at other depository institutions and federal funds sold are the Company's most liquid assets.

    The Company had federal funds sold of $40,950,000 at December 31, 1997, as compared to $12,900,000 at December 31, 1996, and $27,800,000 at December 31,
1995. The increase of 217.44% in federal funds sold as of December 31, 1997, as compared to December 31, 1996, is mainly attributable to a new deposit product (a five year Certificate of Deposit paying 7.0% interest) that was offered during the summer of 1997. This new deposit product generated $42,000,000 in long term deposits which were used to fund the growing loan portfolio.

     The Company's investment securities portfolio, in addition to the earnings it generates, supplies needed liquidity. As of December 31, 1997, the Company had $19,304,000 or
20.82% of the portfolio maturing in one year or less, $37,778,000 or 40.75% maturing in over one year and within five years, $35,414,000 or 38.22% maturing in over five years and within ten years, and $197,000 or 0.21% maturing in over ten years.

    By maintaining adequate liquidity in its investment portfolio, the Company has positioned itself to take advantage of changes in interest rates and increased loan demand.

     Additionally, 15.90% of the Company's loan portfolio has a maturity date of one year or less. This permits the Company to utilize re-pricing opportunities arising from changing interest rates. The remaining portion of the loan portfolio includes a significant number of loans that the Company is able to reprice quickly enough that any repricing of deposits would not have a material adverse effect on the Company's net interest income margin.

     Management believes that the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

                       Interest Rate Sensitivity

      The Company analyzes its interest sensitivity position to manage the risk associated with interest rate movements through the use of "gap analysis" and "simulation". Interest rate risk arises from mismatches in the re-pricing of assets and liabilities within a given time period. A "negative" gap results when this amount of interest-sensitive liabilities exceeds that of interest-sensitive assets.

      While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a complete picture of interest rate sensitivity. The Company, therefore, also uses simulation techniques to project future net interest income streams incorporating the current "gap" position, the forecast balance sheet mix, and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenarios. The Company's interest sensitivity at December 31, 1997, was essentially liability sensitive within reasonable ranges.


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

     The Company's Tier I and Total risk based capital ratios along with the Total Leverage Ratio substantially exceeded the minimum ratios required by the Office of the Comptroller of the Currency (OCC), the Bank's primary regulator, as demonstrated in the following chart:

                                                        Capital Ratios
                                          1997      1996     1995    Required
Tier 1 Risk Based Capital Ratio
(Tier 1 Risk based Capital to Risk-Weighted Assets)
                                         11.3      12.5      13.9       4.0
Total Risk Based Capital Ratio
(Total Risk Based Capital to Risk-Weighted Assets)
                                         12.5      13.6      14.8       8.0
Total Leverage Ratio
(Stockholders' Equity to Adjusted Total Assets)
                                         8.2        8.9        9.1       4.0


                    Investment Securities

     The Company's securities portfolio is comprised of U.S.
government and federal agency securities, the tax-exempt issues of states and municipalities, and equity and other securities. The portfolios generate substantial interest income and provide liquidity. In 1994 the Company implemented FASB 115 in accounting for its securities portfolio.

     On January 1, 1994, Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in
Debt and Equity Securities" (SFAS No.115) was adopted.
This statement required the classification of securities into one of three categories: trading, available for sale or held to maturity. Investment securities available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Effective January 1, 1994, these securities are reported at fair value with unrealized gains and losses, net of tax, included as a separate component of shareholders' equity.

     In anticipation of the January 1, 1994 adoption of SFAS No.115, the Company transferred $24,000,000 of U.S.
Treasuries from the held-to-maturity portfolio to the available-for-sale portfolio as of December 31, 1993. On November
17, 1995, the bank transferred $6,500,000 out of its held-to-maturity portfolio to its Available-for-Sale portfolio pursuant to an FASB 115 supplemental guidance. This re-deployment provides the Company with more flexibility to reinvest the funds in higher yielding loans if the demand exists and enhances the Company's ability to manage the investment portfolio. At December 31, 1997, these securities totaled $37,278,000 and the available-for-sale portfolio had a pre-tax unrealized gain of $159,000. Additionally in 1997, the Company realized a net gain of $5,000 on the sale of investment securities out of the Available-for-Sale category.


                     Asset Quality

     The Board of Directors grants lending authority to individual officers and to loan committees. The Chairman of the Board is empowered to appoint members to the various loan committees. There are two committees appointed annually by the Chairman as follows: 1) The Management Loan Committee. The Chairman of this committee is the President or, in his absence, one of the Executive Vice Presidents of the Company. This Committee meets weekly, approves or rejects loans up to $2,500,000, and recommends loans to the Directors Loan Committee or the Board of Directors for loan requests over that amount; 2) The Directors Loan Committee. This committee is comprised of four outside board members, one of whom is appointed
Chairman and, for loan approval or rejection purposes, is joined by two members (Senior Vice President or higher) of the Management Loan Committee. In addition to approving loans over $2,500,000 and up to $4,000,000 or recommending or passing loans to the full Board of Directors, the following are also functions of the Directors Loan Committee: a) to review and recommend loan policies to the Board of Directors;
b) to review the allowance for loan losses; c) to review charge offs, delinquent loans and action plans; d) to review other loan reports as submitted by management; e) to recommend guidelines for management pertaining to market and economic conditions; and (f) review reports from loan review officers as to the condition of the loan portfolio.

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

       The Company's Other Real Estate Owned portfolio of foreclosed properties was decreased from $2,016,000 at December 31, 1996 to $1,820,000 at December 31, 1997, or
9.7%. This decrease was a result of management's efforts to aggressively market and sell these properties.



                               YEAR 2000 COMPLIANCE

         The Company, through its servicing subsidiary, established a "Year 2000 Team" which is responsible for ensuring the implementation of the required change to the Date of Century format for all software programs used by the Company. The management of the Company anticipates that the Company will be in Year 2000 compliance before the beginning of 1999.
The Company expects the cost for new software and hardware to be approximately $1.5 million.


Item 8.   Financial Statements and Supplementary Data.


        SOUTHERN JERSEY BANCORP OF DELAWARE, INC.

       Index to Consolidated Financial Statement


                                                   Page
Independent Auditor's Report                        32

Consolidated Balance Sheets                         33

Consolidated Statements of Operations               34

Consolidated Statements of Shareholders' Equity     35

Consolidated Statements of Cash Flow                36

Notes to Consolidated Financial Statements          37

Independent Auditor's Report - F&M Investment Company
                                                    59



                INDEPENDENT AUDITOR'S REPORT

          To The Stockholders and Board of Directors
           Southern Jersey Bancorp of Delaware, Inc.


     We have audited the consolidated statements of financial condition of Southern Jersey Bancorp of Delaware, Inc., and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of F&M Investment Company, a consolidated subsidiary whose statements reflect total assets of 19% and 23% as of December 31, 1997 and 1996, respectively, and total interest income revenues of 17%, 22% and 25% for each of the years in the three year period ended
December 31, 1997, of the related consolidated totals.
Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the F&M Investment Company, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly in all material respects the consolidated financial position of Southern Jersey Bancorp of Delaware, Inc., and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                          s/Athey & Company
Bridgeton, New Jersey
January 22, 1998


Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)
                                  December 31
                             1997             1996
ASSETS
Cash and due from banks   $ 22,565         $ 18,347
Federal funds sold          40,950           12,900
Cash and Cash Equivalents   63,515           31,247
Investment securities
  Available for sale        37,278           34,904
  Held to maturity (Fair value: 1997-$55,956
         1996-$61,900)
                            55,415           61,765
Investment Securities       92,693           96,669

Loans                      306,026          291,620
  Less: Allowance for loan losses
                            (5,236)          (3,190)
  Unearned income             (470)            (735)
  Net Loans                300,320          287,695

Premises and equipment - net 6,353            6,214
Other real estate owned      1,820            2,016
Other assets                18,653            6,483

TOTAL ASSETS              $483,354         $430,324


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Non-interest bearing deposit
                         $ 61,100          $ 55,343
  Interest bearing deposits
                          377,364           330,041
       Total Deposits     438,464           385,384
Other liabilities           5,331             5,189
      Total Liabilities   443,795           390,573

Commitments and contingencies (Notes 11 and 15)

Shareholders' Equity
   Preferred stock, no par value;
    shares authorized - 500,000;
    no shares issued
   Common stock, par value $1.67 per share;
    shares authorized - 5,000,000;
    shares issued - 1,275,000
                             2,129           2,129
   Additional paid-in-capital
                             2,260           2,260
   Retained earnings        38,767          39,236
   Net unrealized gains on securities available-for-sale,
    net of tax of $82 in 1997 and $11 in 1996
                               159              22

                            43,315          43,647
Less: Treasury stock at cost -
      183,927 shares in 1997
      and 190,196 shares in 1996
                             3,756           3,896

      Total Shareholders' Equity
                            39,559          39,751

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                          $483,354        $430,324


Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
            CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

                              Year Ended December 31
                          1997         1996          1995
INTEREST INCOME:
  Investment securities:
    Taxable             $ 4,253     $ 5,141       $ 5,720
    Tax-Exempt            1,870       1,661         1,989
  Loans                  25,847      22,441        19,396
  Interest-bearing deposits with
    depository institutions   0           0           164
  Federal funds sold      1,830       1,147           943
        TOTAL INTEREST INCOME
                         33,800      30,390        28,212

INTEREST EXPENSE:
  Deposits               17,159      14,870        13,114
        NET INTEREST INCOME
                         16,641      15,520        15,098
PROVISION FOR LOAN LOSSES
                          7,967       1,805         1,266
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES
                          8,674      13,715        13,832

NON-INTEREST INCOME:
  Service fees            1,693       1,677         1,428
  Trust department income   745         694           652
  Other                     600         460           303
  Net investment security gains
                              5         415           360
        TOTAL NON-INTEREST INCOME
                          3,043       3,246         2,743
NON-INTEREST EXPENSES:
  Salaries and wages      4,919       4,497         4,388
  Employee benefits       1,335       1,101         1,321
  Occupancy and equipment expenses
                          1,973       1,777         1,704
  OCC Exam and FDIC assessments
                            143          98           473
Postage, stationary and supplies
                            499         469           422
Professional fees           977         647           478
Other operating expenses  1,744       1,768         1,237
        TOTAL NON-INTEREST EXPENSES
                         11,590      10,357        10,023

INCOME BEFORE INCOME TAXES  127       6,604         6,552

PROVISION(BENEFIT) FOR INCOME TAXES
                           (710)      1,276         1,700

NET INCOME              $   837     $ 5,328       $ 4,852
BASIC EARNINGS PER SHARE
                        $   .77     $  4.91       $  4.43
DILUTED EARNINGS PER SHARE
                        $   .75     $  4.80        $ 4.38

Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For The Three Years Ended December 31, 1997
(In Thousands, Except Share and Per Share Data)

                  Additional                  Unrealized
           Common  Paid-in   Retained Treasury  Gains/
           Stock   Capital   Earnings  Stock  (Losses) Total

Balances at December 31, 1994

           $2,129   $2,260    $31,344 $(3,234) $ 56 $32,555

Year Ended December 31, 1995
  Net income                    4,852                 4,852
  Increase in unrealized gains
    on available-for-sale
    investment securities,
    net of tax                                  873     873
  Cash dividends ($1.00 per share)
                               (1,093)               (1,093)
  Addition of 23,806 shares to
    The Treasury                        (800)          (800)
  Issuance of 9,380 shares from
    The Treasury
            _____   _____      ______    256   _____    256

Balances at December 31, 1995
            2,129   2,260      35,103 (3,778)   929  36,643

Year Ended December 31, 1996
  Net income                    5,328                 5,328
  Decrease in unrealized gains
    on available-for-sale
    investment securities,
    net of tax                                 (907)   (907)
  Cash dividends ($1.10 per share)
                               (1,195)               (1,195)
  Addition of 10,137 shares to
    The Treasury                       (404)           (404)
  Issuance of 10,134 shares from
    The Treasury
           _____    _____      ______   286   ______    286

Balances at December 31, 1996
           2,129    2,260     39,236 (3,896)    22   39,751

Year Ended December 31, 1997
  Net income                     837                    837
  Increase in unrealized gains
    on available-for-sale
    investment securities,
    net of tax                                137       137
  Cash dividends ($1.20 per share)
                             (1,306)                 (1,306)
  Addition of 3,520 shares to
    The Treasury                      (166)            (166)
  Issuance of 9,789 shares from
    The Treasury
           _____    _____   ______     306  ______      306

BALANCES AT DECEMBER 31, 1997
          $2,129   $2,260  $38,767 $(3,756) $  159  $39,559


Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                            Year Ended December 31
                          1997          1996        1995
Cash flows from operating activities:
   Net income          $   837       $ 5,328     $ 4,852
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of premises and equipment
                           556           482         401
      Provision for loan losses
                         7,967         1,805       1,266
      Deferred income tax provision(benefit)
                          (457)         (842)        674
      Gains on sales of investment securities
                            (5)         (415)       (360)
      Increase in other assets
                       (11,678)         (212)       (903)
      Increase in other liabilities
                           155         1,025         475
      Provision for losses on other real estate
                            68            78         117
      Amortization of premium on investment securities
                           160           237         398
      Accretion of discount on investment securities
                           (36)          (73)        (63)
      Loss on disposal of bank premises and equipment
                             2             0           0
      Gain on disposal of other real estate owned
                           (78)          (20)          0
   Net cash provided by(used in) operating activities
                        (2,509)        7,393       6,857

Cash flows from investing activities:
  Decrease in interest bearing deposits in
   other banks               0             0       3,000
  Purchase of available-for-sale investment securities
                       (16,490)      (15,923)     (1,587)
  Sales and maturities of available-for-sale investment
   securities           12,465        14,858      37,084
  Purchase of held-to-maturity investment securities
                        (9,306)       (1,986)    (28,121)
  Maturities and calls of held-to-maturity investment
   securities           17,277        19,538      16,984
  Net increase in loans made to customers
                       (21,046)      (60,829)    (40,518)
  Purchase bank premises and equipment
                        (1,293)         (883)     (1,035)
  Proceeds from the sale of other real estate owned
                           661         1,660         312
  Proceeds from sales of premises and equipment
                           595             0           0
            Net cash used for investing activities
                       (17,137)      (43,565)    (13,881)

Cash flows from financing activities:
  Net increase in deposits
                        53,080        21,951      26,210
  Cash dividends        (1,306)       (1,195)     (1,093)
  Purchase of treasury stock
                          (166)         (404)       (800)
  Sale of treasury stock   306           286         256

          Net cash provided by financing activities
                        51,914        20,638      24,573

          Net increase(decrease) in cash and cash
          equivalents   32,268       (15,534)     17,549

          Cash and cash equivalents at beginning of year
                        31,247        46,781      29,232

          Cash and cash equivalents at end of year
                      $ 63,515       $31,247     $46,781

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest         $ 17,089       $14,282     $12,493
     Income Taxes      $ 1,615       $ 1,775     $ 1,172
  Other non-cash activities:
    Transfer of loans, net of charge-offs to
       other real estate owned
                      $    455       $ 2,789     $   164
    Increase(decrease) in unrealized gain on
       available-for-sale investment securities
                      $    137       $  (907)     $  873


Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accounting principles followed and the methods of applying those principles conform to generally accepted accounting principles and to general practices in the banking industry.
The significant policies are summarized as follows:

(a) Nature of Operations

    Southern Jersey Bancorp of Delaware, Inc. (the
    Company) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, The Farmers and Merchants National
    Bank of Bridgeton (the Bank). The Bank generates commercial (including agricultural), mortgage and consumer loans and receives deposits from customers located primarily in Southern New Jersey and the surrounding areas.

(b) Principles of Consolidation

    The consolidated financial statements include the accounts of Southern Jersey Bancorp of Delaware, Inc.
    and its wholly-owned subsidiaries, The Farmers and Merchants National Bank of Bridgeton and AMFDCM, Inc., and the Bank's wholly-owned subsidiaries, F&M Investment
    Company and Woulf Asset Holdings, Inc., after elimination of all material inter-company transactions and balances.

(c) Basis of Financial Statement Presentation

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

    While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

(d) Cash Equivalents

    For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks" and "federal funds sold."

(e) Investment Securities

    Debt securities that the Bank has the intent and ability to hold until maturity are classified as "held-to-maturity" and are carried at historical cost, adjusted for any amortization of premiums or accretion of discounts. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value, with unrealized gains and losses included in earnings. Marketable equity securities and debt securities that are not classified as held-to-maturity or trading are classified as "available-for-sale" and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Bank currently has no trading securities.

    Realized gains and losses and declines in value judged to be other than temporary are included in earnings.
    The specific identification method is utilized in determining the cost of a security that has been sold.

    Premiums and discounts are amortized and accreted, respectively, as an adjustment of the securities yield using the interest method, adjusted for the effects of prepayment on the underlying collateral.

(f) Loans

    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and unearned income.

    The interest method is used to amortize unearned income on installment loans and interest on all other loans is recognized based on the principal balance outstanding.

    The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

(g) Allowance for Loan Losses

    The allowance for loan losses is maintained at level considered by management to be adequate to provide for potential loan losses. The allowance is increased by provisions charged to operations and reduced by net charge-offs. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay.

(h) Premises and Equipment

    Premises and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets.

    Property under capital lease is recorded at the present value of the minimum lease payments and is amortized using the straight-line method over the term of the lease.

(i) Other Real Estate Owned

    Real estate acquired in satisfaction of a loan is recorded at the lower of cost or fair value less disposition costs. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to other real estate owned and recorded at the lower of cost or fair value less disposition cost based on their appraised value at the date actually or constructively received. Losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent adjustments to the carrying values of other real estate owned are charged to operating expenses.

(j) Income Taxes

    Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiaries.

(k) Earnings per Share

    Effective January 1, 1997, the Company adopted SFAS No.
    128,"Earnings Per Share." This statement establishes financial accounting and reporting standards for earnings per share and diluted earnings per share.

    Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

    Basic earnings per share and diluted earnings per share have been restated for 1996 and 1995. Management believes that the adoption of the standard will not have a material impact on the Company's financial position or results of operations.

(l) Trust Fees

    Trust fees are recorded on the accrual basis.

(m) Reclassifications

    Certain reclassifications have been made to the 1996 and 1995 amounts in order to conform with 1997 presentation.


NOTE 2 - CASH AND DUE FROM BANKS

The Bank maintains various deposits in other banks. The withdrawal or usage restrictions on these balances do not have a significant impact on the consolidated operations of the Company. Aggregate reserves of $7,195,000 and $7,655,000 were maintained at the Federal Reserve Bank of Philadelphia as of December 31, 1997 and 1996, respectively, to satisfy federal regulatory requirements.


NOTE 3 - INVESTMENT SECURITIES

Investment securities have been classified in the Consolidated Statements of Financial Condition according to management's intent and ability to hold to maturity. The carrying amounts of securities and their approximate fair values at December 31, 1997 and 1996 were as follows (In Thousands):


                         Gross        Gross       Gross
                       Amortized   Unrealized   Unrealized   Fair
At December 31, 1997      Cost        Gains       Losses    Value

Available-for-sale:
  U.S. Treasury securities
                        $ 4,003      $  140       $   0   $ 4,143
  U.S. Government agencies
                         32,908         133         (34)   33,007
  Other securities          128           0           0       128

Securities available-for-sale
                        $37,039      $  273       $  (34) $37,278
Held-to-maturity:
  U.S. Treasury securities
                        $ 8,508      $    0       $  (22) $ 8,486
  U.S. Government agencies
                          3,500           0          (35)   3,465
  State and municipal    30,537         588           (1)  31,124
  Other securities       12,870          48          (37)  12,881

Securities held-to-maturity
                        $55,415      $  636      $   (95) $55,956

At December 31, 1996
Available-for-sale:
  U.S. Treasury securities
                        $ 2,994      $  163       $    0  $ 3,157
  U.S. Government agencies
                         31,876         109         (238)  31,747

Securities available-for-sale
                        $34,870      $  272       $ (238) $34,904
Held-to-maturity:
  U.S. Treasury securities
                        $13,543      $    0       $  (97) $13,446
  U.S. Government agencies
                          2,000           0          (91)   1,909
  State and municipal    29,159         474          (43)  29,590
  Other securities       17,063          53         (161)  16,955

Securities held-to maturity
                        $61,765       $ 527       $ (392) $61,900

The scheduled maturities of securities held to maturity and securities available-for-sale at December 31, 1997 were as follows (In Thousands):

                                       Amortized         Fair
                                          Cost          Value

Securities available-for-sale:
  Within one year                       $     0        $     0
  After one year but within five years    8,485          8,616
  After five years but within ten years  28,426         28,534
  After ten years                           128            128
                                        $37,039        $37,278
Securities held to maturity:
  Within one year                       $19,304        $19,308
  After one year but within five years   29,162         29,466
  After five years but within ten years   6,880          7,099
  After ten years                            69             83
                                        $55,415        $55,956
Total debt securities                   $92,454        $93,234

The gross realized gains and gross realized losses on investment securities transactions are summarized below (In Thousands):

                              Available-for-saleHeld-to-maturity
December 31, 1997
Gross gains                          $ 13                $ 2
Gross losses                           (9)                (1)
Net                                  $  4                $ 1

December 31, 1996
Gross gains                          $424                $ 6
Gross losses                            0                (15)
Net                                  $424                $(9)

December 31, 1995
Gross gains                          $271               $117
Gross losses                          (28)                 0
Net                                  $243               $117

Gross realized gains and gross realized losses on held-to-maturity investment securities are a result of calls prior to maturity.

Investment securities with a fair value of $36,464,000 and $26,909,000 and a carrying value of $35,996,000 and $26,600,000 were pledged at December 31, 1997 and 1996, respectively, to secure public funds, customer deposits, and for other purposes required by law.

NOTE 4 - LOANS

The components of loans in the Consolidated Statements of Financial Condition were as follows (In Thousands):

                                           December 31
                                       1997           1996
Commercial and agriculture          $ 74,021       $ 51,875
Real estate mortgages                143,867        136,258
Installment and consumer credit       88,138        103,487
            Total                   $306,026       $291,620

As of December 31, 1997 and 1996, the Bank had related party loans to officers, directors, significant shareholders and their affiliated interests. The terms of these loans are substantially the same as those prevailing at the time for comparable unrelated transactions. A summary of the related party loans outstanding as of December 31, 1997 and 1996 is as follows (In Thousands):

                                          December 31
                                      1997            1996
Balance, January 1,                  $4,468          $4,662
  New loans                           4,041             450
  Loan payments                      (4,169)           (644)
Balance, December 31,                $4,340          $4,468

An analysis of the change in the allowance for loan losses is as follows (In Thousands):

                                         December 31
                                1997         1996          1995
Balances at beginning of year
                              $ 3,190      $2,413         $2,146
Provision charged to operations 7,967       1,805          1,266
Recoveries of loans previously charged off:
    Mortgage loans                  1           1              3
    Installment loans           1,916         167             54
    Commercial loans                1          15             13
          Total recoveries      1,918         183             70
Loan charge offs:
    Mortgage loans                (65)        (83)           (19)
    Installment loans          (7,047)       (266)          (392)
    Commercial loans             (727)       (862)          (658)
          Total charge offs    (7,839)     (1,211)        (1,069)

BALANCES AT END OF YEAR       $ 5,236      $3,190         $2,413

A significant portion of loan charge-offs were in the fourth quarter of 1997.

Non-performing assets include non-performing loans and other real estate owned. The non-performing loan category includes loans on which accrual of interest has been discontinued with subsequent interest payments credited to principal or income as received and loans 90 days past due or greater on which interest is still accruing. Other real estate owned consists of properties acquired through foreclosure.

Non-performing loans as a percentage of total loans was 2.1% and 1.2% as of December 31, 1997 and 1996, respectively.

A summary of non-performing assets as of December 31, 1997 and 1996 is as follows:

                                             December 31
                                         1997            1996
Non-accruing loans:
    Commercial and agriculture         $1,384          $  206
    Real estate mortgages               2,123           1,661
    Installment and consumer credit       464             420
          Total non-accruing loans      3,971           2,287

Past due 90 days or more (accruing):
    Commercial and agriculture            379             361
    Real estate mortgages                 969             375
    Installment and consumer credit     1,099             552
          Total past due 90 days or more (accruing)
                                        2,447           1,288
          Total non-performing loans    6,418           3,575
Other real estate owned                 1,820           2,016

          Total non-performing assets  $8,238          $5,591

As of December 31, 1997 and 1996, the recorded investment in loans considered to be impaired under FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" totaled
$2,462,000 and $1,166,000, respectively, all of which were included in non-performing loans. As permitted, all homogenous smaller balance consumer and residential mortgage loans were excluded from individual review for impairment. The majority of impaired loans were measured using the fair value of collateral.
The total allowance for loan losses related to these loans was $812,000 and $315,000 on December 31, 1997 and 1996, respectively. During 1997 and 1996, impaired loans averaged approximately
$1,814,000 and $1,335,000, respectively. Interest income of approximately $259,000, $122,000 and $158,000 would have been recorded on non-performing loans (including impaired loans) in accordance with their original terms in 1997, 1996 and 1995, respectively. Actual interest income recorded on these loans amounted to $38,000, $17,000 and $21,000 during 1997, 1996 and 1995, respectively.

The Bank is not committed to lending additional funds to debtors whose loans have been modified.

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 1997 and 1996, is as follows (In Thousands):

                           Estimated          December 31
                            Lives         1997            1996
Land                                    $  463         $   463
Buildings and improvements  10-80 years  5,172           4,607
Leasehold improvements       5-31 years    511           1,003
Furniture, fixtures and equipment
                             5-10 years  5,809           5,197
Equipment under capital lease   7 years    324             324
                                        12,279          11,594
Less:
   Accumulated depreciation and
    amortization                         5,926           5,380

       Net Bank Premises and Equipment $ 6,353         $ 6,214


Depreciation charged to operating expenses amounted to $556,000 in 1997, $482,000 in 1996, and $401,000 in 1995.

NOTE 6 - DEPOSITS

Deposits as of December 31, 1997 and 1996, were as follows (In Thousands):

                                           December 31
                                       1997           1996
Non-interest bearing:
   Demand                             $ 61,100       $ 55,343
Interest-bearing:
   Demand                               57,977         54,766
   Savings                             103,180         99,448
   Time                                145,294        116,151
   Time of $100 or more                 70,913         59,676
                                      $438,464       $385,384


As of December 31, 1997, the scheduled maturities of time deposits are as follows (In Thousands):


               1998                                  $118,931
               1999                                    30,160
               2000                                    12,883
               2001                                     6,232
               2002 and Thereafter                     48,001
                                                     $216,207

NOTE 7 - SHAREHOLDERS' EQUITY


(a)   Common Stock

      The Company has 5,000,000 shares of $1.67 par value common stock authorized with 1,275,000 shares issued and 1,091,073 shares outstanding at December 31, 1997, and 5,000,000 shares of $1.67 par value common stock authorized with 1,275,000 shares issued and 1,084,804 shares outstanding at December 31, 1996. Treasury stock totaled 183,927 shares and 190,196 shares at December 31, 1997 and 1996, respectively, and was accounted for under the cost method.


(b)   Earnings per Share

      The following reconciles amounts reported in the financial statements (In Thousands except per share data):

                        For the Year Ended December 31, 1997
                       Income          Shares          Per-share
                    (Numerator)    (Denominator)         Amount

Income available to common stock-
  holders--basic earnings per share
                        $  837          1,088           $   .77
Effect of dilutive securities Options
                           ---             30
Income available to common stock-
  holders--diluted earnings per share
                        $  837          1,118            $   .75

                        For the Year Ended December 31, 1996
                        Income           Shares         Per-share
                     (Numerator)     (Denominator)        Amount

Income available to common stock-
  holders--basic earnings per share
                        $5,328           1,085            $  4.91
Effect of dilutive securities
  Options                  ---              25
Income available to common stock-
  holders--diluted earnings per share
                        $5,328           1,110            $  4.80

                         For the Year Ended December 31, 1995

                          Income           Shares      Per-share
                       (Numerator)     (Denominator)     Amount

Income available to common stock-
  holders--basic earnings per share
                         $4,852           1,095           $  4.43
Effect of dilutive securities
  Options                   ---              14
Income available to common stock-
  holders--diluted earnings per share
                          $4,852          1,109           $  4.38

(c)  Preferred Stock

     The Company has 500,000 shares of no par value preferred stock authorized, of which none are issued or outstanding.

(d)  Stock Rights


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

(e)  Stock Option and Stock Appreciation Rights Plan

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

     The Company accounts for the stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock options. All options were granted prior to the adoption date of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Therefore, the Company is not required to adopt the fair value provisions on present proforma financial information.

     The stock options were satisfied with reissuance of treasury stock. The following table summarizes the options activity.

                                               Weighted Average
                              Shares             Option Price
Options outstanding at
   January 1, 1995
                              101,064                $27.18
Options exercised (Plan #1)    (3,061)               $18.00
Options exercised (Plan #2)      (770)               $20.00
Options canceled (Plan #1)     (1,000)               $18.00
Options outstanding at
    December 31, 1995          96,233                $27.62

Options exercised (Plan #1)    (3,095)               $18.00
Options exercised (Plan #2)    (2,250)               $20.00
Options outstanding at
    December 31, 1996          90,888                $28.14

Options exercised (Plan #1)    (3,305)               $18.00
Options exercised (Plan #2)    (1,500)               $20.00
Options canceled (Plan #2)      (400)               $20.00
Options outstanding at
    December 31, 1997          85,683                $28.71

Options exercisable at
    December 31, 1997          85,683                $28.71

At December 31, 1997, the Company had reserved 85,683 shares of common stock to cover grants under the plans.


NOTE 8 - RETIREMENT PLANS

(a)  401(K) Profit Sharing Plan

     Effective January 1, 1995, the Bank started a profit sharing retirement plan under which eligible employees may defer a portion of their annual compensation, pursuant to Section 401(K) of the Internal Revenue Code. The Bank matches employee contributions at a designated rate times elective contribution. All employees with at least one year of service and who have attained the age of 21 are eligible to participate. The Bank's contributions to the 401(K) plan were $82,000, $72,000 and $75,000 for the years ended December 31, 1997, 1996 and 1995.

(b)  Defined Benefit Pension Plan

     The Bank has a non-contributory defined benefit pension plan which covers substantially all salaried employees. Benefits under this plan are based on the employees' highest consecutive five years' compensation in the last ten years prior to retirement. The Bank's policy has been to fund the pension plan on a current basis to the extent deductible under existing tax regulations.

     Pension expense in the amount of $112,000, $130,000 and $138,000 was recognized for the years ended 1997, 1996 and 1995, respectively. The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements (In Thousands):

                                           December 31
                                              1997          1996
Actuarial present values of benefit obligations:
  Vested benefit obligation                $ 2,913       $ 2,693
  Accumulated benefit obligation           $ 2,945       $ 2,729

  Projected benefit obligation             $(3,958)      $(3,657)
  Plan assets at fair value                  5,067         4,083
  Plan assets in excess of projected benefit obligation
                                             1,109           426
  Unrecognized net assets at January 1, 1990,
        being recognized over 11 years        (122)         (166)
  Unrecognized net (gain)loss               (1,004)         (164)
  Prepaid(accrued) pension cost recognized in the
        accompanying Consolidated Statement of Condition
                                           $   (17)      $    96


                                           December 31
                                    1997        1996        1995
Net pension expense includes
the following:
  Normal service cost            $   208       $ 219       $ 219
  Interest cost on projected benefit obligation
                                     265         251         205
  Actual return on plan assets    (1,212)       (516)       (803)
  Net amortization and deferral      851         176         517
  Net pension expense             $  112       $ 130       $ 138

A summary of the significant assumptions used is as follows:

                                            December 31
                                        1997            1996

Annual discount rate                    7.5%            7.5%
Annual rate of increase in compensation levels
                                        5.0%            5.0%
Annual expected long-term rate of return on assets
                                        8.0%            8.0%

Plan assets are invested in common stocks, treasury securities and corporate obligations, with the balance in cash and short-
term investments.   Investment in the Company's stock as of
December 31, 1997 and 1996, was 20,544 shares valued at $1,243,000 and $822,000, respectively.

NOTE 9 - DEFERRED COMPENSATION

The Bank has a deferred compensation plan for the benefit of key employees. Under the plan, upon retirement after age 65, the employee shall receive a minimum of fifty percent of his then monthly salary for one hundred twenty months. This amount will be reduced by one-half of one percent for each month that retirement is prior to age 65 with the minimum age for retirement at age 60.
If a covered employee dies while employed by the Bank, a death benefit of fifty percent of the employee's then annual salary is payable to the employee's beneficiary over ten years. The expense charged to operations for future obligations was $15,000, $11,000 and $137,000 in 1997, 1996 and 1995,
respectively.

NOTE 10 - CASH SURRENDER VALUE OF LIFE
INSURANCE

Commencing in 1997, the Bank maintains life insurance policies on certain officers. The policies are of three types: officer supplemental life insurance/split-dollar plan, group term replacement/split-dollar plan, and salary continuation plan. Under the officer supplemental life insurance/ split-dollar plan and the group term replacement/split-dollar plan, the Bank pays the premium and receives, upon termination of the policy or the death of the insured, the cash surrender value of the policy, and the insured or a designated beneficiary receives the balance of benefits paid. The salary continuation plan is a deferred compensation for key employees (See Note 9). The
Bank is the owner and beneficiary of the policy. The insurance purchased is designed to offset the Bank's contractual obligations under deferred compensation agreements.

As of December 31, 1997 and 1996, the cash surrender value of life insurance included in other assets in the consolidated statements of financial condition was $8,164,000 and $0, respectively.


NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-
BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and f inancial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The
Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to Extend Credit and Financial Guarantees - Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 97 percent of loan commitments are drawn upon by customers. While approximately 3 percent of performance letters of credit are utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory, property, plant, and equipment; and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The percentage of collateral held for those commitments was approximately 19%.

During 1997, the Bank had $163,000 letters of credit drawn upon.
The Bank had not been required to perform on any financial guarantees during 1996 and 1995, and had not incurred any losses on its commitments in 1997, 1996 or 1995.

A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 1997 and 1996, is as follows:

                                         Notional Amount
                                    1997                 1996
Commitments to Extend Credit    $17,332,000          $13,205,000
Letters of Credit               $ 5,960,000          $ 3,649,000


NOTE 12 - FAIR VALUES OF FINANCIAL
INSTRUMENTS

FASB Statement No. 107, "Disclosures about Fair Value of
Financial Instruments" (FAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.
FAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents - The carrying amounts of cash and cash equivalents approximate their fair value.

Investment securities - Fair values for investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit (CDs) approximate their fair values at the reportingdate. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The estimated fair values of the Company's financial instruments were as follows (In Thousands):

                                         December 31
                                 1997                   1996
                         Carrying     Fair     Carrying      Fair
Amount Value Amount Value
Financial Assets:
  Cash and cash equivalents
                         $ 63,515 $ 63,515     $ 31,247  $ 31,247
  Investment Securities    92,693   93,234       96,669    96,804
  Loans                   300,320  299,407      287,695   289,000
  Accrued Interest Receivable
                            3,625    3,625        3,283     3,283
                         $460,153 $459,781     $418,894  $420,334
Financial Liabilities:
  Deposits               $438,464 $439,938     $385,384  $370,054

NOTE 13 - SIGNIFICANT CONCENTRATIONS OF
CREDIT RISK

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

NOTE 14 - INCOME TAXES

Significant components of the Bank's deferred tax assets and liabilities were as follows (In Thousands):

                                         December 31
                                      1997          1996
Deferred Tax Assets:
  Allowance for loan losses         $1,012        $  735
  Deferred compensation                283           299
  Accrued pension cost                  18             0
  Non-accrual loan interest             63             0
  Federal operating loss                94             0

       Total deferred tax assets     1,470         1,034

Deferred Tax Liabilities:Accumulated depreciation
                                       263           251
  Accrued pension costs                  0            33
  Net unrealized appreciation on
      investment securities             82            11

       Total deferred tax liabilities  345           295

       Net deferred tax asset       $1,125        $  739

The significant components of the consolidated provision
(benefit) for income taxes were as follows (In Thousands):

                                     Year Ended December 31
                                 1997          1996          1995
Current tax provision(benefit):
  Federal                       $(253)       $2,118        $1,026
  Deferred income tax (benefit)expense
                                 (457)         (842)          674
  Provision(benefit) for income taxes
                                $(710)       $1,276        $1,700

A reconciliation of the provision for income taxes, as reported, with the federal income tax at the statutory rate of 34 percent for the years ended December 31, is as follows (In Thousands):

                                     Year Ended December 31
                                 1997          1996        1995
                                Amount        Amount      Amount
Income taxes at the statutory rate
                                $   43        $2,245      $2,228
Increase(decrease) in federal
  tax expense resulting from:
      Tax-exempt income           (538)         (566)       (636)
      Other                       (215)         (403)        108
          Provision(benefit) for income tax
                                $ (710)       $1,276      $1,700

As of December 31, 1997, a net operating loss in the amount of $278,000 is available for carryforward, and if not utilized, will expire on December 31, 2012.


NOTE 15 - COMMITMENTS AND CONTINGENCIES


In the ordinary course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Bank is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Bank.

The Bank provides self-funded comprehensive health care coverage to substantially all of its employees. The plan is covered by an umbrella policy for catastrophic illnesses. The Bank's maximum liability is $35,000 per participant for 1997 and 1996, with an overall maximum liability of $476,000 for 1997 and $490,000 for 1996.

During 1997, the Bank has undertaken an assessment and selection process by which it will replace the current mainframe computer system of the Bank, as well as its software components. This operating system will function properly with respect to dates in the year 2000 and thereafter, and is expected to be fully implemented no later than December 31, 1998. The Bank expects the net replacement cost plus system maintenance to be approximately $1,400,000.


NOTE 16 - DIVIDEND RESTRICTION AND REGULATORY
MATTERS


Permission from the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of its net profits, as defined by the Comptroller, for that year, combined with its retained net profits of the two preceding years.
The retained net profits of the Company available for dividends are approximately $8,729,000 as of December 31, 1997. The Company and its bank subsidiary (the Companies) are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Companies must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Companies meet all the capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notifications from applicable regulatory agencies indicate that the Companies were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an entity must maintain a minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the institution's category.

The Companies' actual capital amounts and ratios are presented in the following table (In Thousands):

                                    For           To Be Well
                                  Capital      Capitalized Under
                                 Adequacy      Prompt Corrective
                      Actual     Purposes      Action Provisions
                Amount    Ratio Amount   Ratio   Amount   Ratio

As of December 31, 1997:
Total Capital to
  Risk-Weighted Assets:
      Southern Jersey Bancorp
      of Delaware, Inc.
               $43,775    12.5% $27,929 > 8.0%  $34,911 > 10.0%

      Farmers and Merchants
      National Bank
                40,365    11.7%  27,689 > 8.0%   34,612 > 10.0%

  Tier I Capital to
  Risk-Weighted Assets:
      Southern Jersey Bancorp
      of Delaware, Inc.
                39,400    11.3%  13,964 > 4.0%   20,946  > 6.0%
      Farmers and Merchants
      National Bank
                36,030    10.4%  13,844 > 4.0%   20,767  > 6.0%

  Tier I Capital to
  Average Assets:
      Southern Jersey Bancorp
      of Delaware, Inc.
                39,400     8.2%  19,318 > 4.0%   24,148  > 5.0%
      Farmers and Merchants
      National Bank
                36,030     7.5%  19,318 > 4.0%   24,148  > 5.0%

                                    For           To Be Well
                                  Capital      Capitalized Under
                                 Adequacy      Prompt Corrective
                      Actual     Purposes      Action Provisions
                Amount    Ratio Amount   Ratio   Amount   Ratio

As of December 31, 1996:
  Total Capital to
  Risk-Weighted Assets:
      Southern Jersey Bancorp
      of Delaware, Inc.
                $42,919  13.6% $25,330 > 8.0%   $31,663 > 10.0%
      Farmers and Merchants
      National Bank
                 41,854  13.2%  25,292 > 8.0%    31,616 > 10.0%

  Tier I Capital to
  Risk-Weighted Assets:
       Southern Jersey Bancorp
       of Delaware, Inc.
                 39,729  12.5%  12,665 > 4.0%    18,998 >  6.0%
       Farmers and Merchants
       National Bank
                 39,164  12.4%  12,646 > 4.0%    18,970 >  6.0%
  Tier I Capital to
  Average Assets:
       Southern Jersey Bancorp
       of Delaware, Inc.
                 39,729   8.9%  17,862 > 4.0%    22,327 >  5.0%
       Farmers and Merchants
       National Bank
                 39,164   8.8%  17,862 > 4.0%    22,327 >  5.0%

NOTE 17 - SOUTHERN JERSEY BANCORP OF DELAWARE,
INC. (PARENT COMPANY ONLY) - CONDENSED
FINANCIAL INFORMATION


CONDENSED STATEMENT OF FINANCIAL CONDITION
(In Thousands Except Share and Per Share Data)
                                            December 31
                                         1997          1996
ASSETS
  Cash and due from banks             $   685       $   667
  Investment in subsidiaries           39,189        39,192
  Other assets                            340           490
           TOTAL ASSETS               $40,214       $40,349

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Dividends Payable                   $   655       $   598

           Total Liabilities              655           598

SHAREHOLDERS' EQUITY
  Preferred stock, no par value;
     shares authorized - 500,000;
     no shares issued
  Common stock, par value $1.67 per share;
     shares authorized - 5,000,000;
     shares issued - 1,275,000          2,129         2,129
  Additional paid-in-capital            2,260         2,260
  Retained earnings                    38,767        39,236
  Unrealized gains on securities          159            22

                                       43,315        43,647
  Less:  Treasury stock at cost -
         183,927 shares in 1997 and
         190,196 shares in 1996         3,756         3,896

         Total Shareholders' Equity    39,559        39,751

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY         $40,214       $40,349


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
(Parent Company Only) -
CONDENSED FINANCIAL INFORMATION

                CONDENSED STATEMENT OF INCOME

(In Thousands)                        Year Ended December 31
                                1997           1996         1995
Income:
   Cash dividends from subsidiary
                              $4,306         $1,595       $1,593
Expenses:
   Operating Expenses            330             88          135

      Income before equity in
        undistributed net income(loss)
        of subsidiaries        3,976          1,507        1,458

Equity in undistributed net income(loss)
  of subsidiaries             (3,139)         3,821        3,394

        NET INCOME            $  837         $5,328       $4,852



                   CONDENSED STATEMENT OF CASH FLOWS

(In Thousands)Year Ended                  December 31
                                 1997           1996        1995
Cash flows from operating activities:
  Net income                   $  837         $5,328      $4,852
  Adjustments to reconcile income from
     continuing operations to net cash
     provided by operating activities:
       Equity in (net income)loss of
        subsidiary              3,139         (3,821)     (3,394)
      (Increase)/decrease in other assets
                                  150           (240)        200
       Increase in liabilities     58             46          18
  Net cash provided by
    operating activities        4,184          1,313       1,676

Cash flows from investing activities:
  Investment in subsidiary     (3,000)             0           0
  Net cash used in investing activities
                               (3,000)             0           0

Cash flows from financing activities:
  Cash dividends               (1,306)        (1,195)     (1,093)
  Purchase of Treasury stock     (166)          (404)       (800)
  Sale of Treasury stock          306            286         256
  Net cash used for financing activities
                               (1,166)        (1,313)     (1,637)

Net increase in cash and
  cash equivalents                 18              0          39

Cash and cash equivalents at
  beginning of year               667            667         628

Cash and cash equivalents at end of year
                               $  685         $  667      $  667

SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from the consolidated financial statements of Southern Jersey Bancorp of Delaware, Inc. and Subsidiaries audited by Athey
& Company, Certified Public Accountants, P.A., for the five years ended December 31, 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Reports on Form 10-K and the financial statements and related notes thereto.

In Thousands except per share data
Year Ended December 31      1997     1996    1995    1994    1993
Interest income          $33,800  $30,390 $28,212 $24,616 $23,236
Interest expense          17,159   14,870  13,114  10,731  10,356
Net interest income       16,641   15,520  15,098  13,885  12,880
Provision for loan losses  7,967    1,805   1,266     725     800
Other income               3,043    3,246   2,743   2,308   2,256
Other expenses            11,590   10,357  10,023   9,580   8,858
Income before income taxes 127 6,604 6,552 5,888 5,478 Provision(benefit) for income taxes
                            (710)   1,276   1,700   1,411   1,411
Net Income                   837    5,328   4,852   4,477   4,067
Cash dividends declared on common stock
                           1,306    1,195   1,093   1,054     997
Dividend payout ratio     156.0%    22.4%   22.5%   23.5%   24.5%
Per Common Share Amounts
Basic earnings per share   $ .77    $4.91   $4.43   $4.09 $  3.68
Diluted earnings per share $ .75    $4.80   $4.38   $4.07 $  3.66
Cash dividends declared on common stock
                          $ 1.20    $1.10   $1.00   $ .96 $   .90
Year-End Balances
Total assets            $483,354 $430,324$404,240$372,896$358,652

Investment securities     92,693   96,669 114,320 138,144 150,653
Loans, net of unearned income
                         305,556  290,885 232,113 192,518 151,342
Deposits                 438,464  385,384 363,433 337,223 327,261
Shareholders' equity      39,559   39,751  36,643  32,555  29,026
SELECTED SHARE DATA
Common shares outstanding  1,091    1,085   1,085   1,099   1,096
Average common shares outstanding
                           1,088    1,085   1,095   1,096   1,106
At December 31:
  Book value per common share
                          $36.26   $36.64  $33.78  $29.62  $26.49

The common stock is inactively traded, and the range of sales prices known to Management for each quarter during the two most recent years were as follows:

                                       1997             1996
                                    High   Low     High      Low
First Quarter                     $41.25 $40.00   $38.25   $37.00
Second Quarter                    $45.00 $41.25   $38.50   $38.25
ThirdQuarter                      $45.50 $45.00   $39.00   $38.50
Fourth Quarter                    $60.50 $45.50   $40.00   $39.00

              INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
F & M Investment Company

   We have audited the balance sheets of F & M Investment Company,(a wholly-owned subsidiary of Farmers & Merchants
National Bank) as of December 31, 1997 and 1996, and the related statements of stockholders' equity, income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F & M Investment Company, as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



s/Belfint, Lyons & Shuman, P.A.

February 5, 1998
Wilmington, Delaware





Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None

                           PART III

Item 10. Directors and Executive Officers of Registrant

     Information regarding Directors of Registrant will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held May 7, 1998, and is incorporated herein by reference. Information regarding executive officers of Registrant is set forth under the caption "Executive Officers" in Item 1(a) hereof.

Item 11. Executive Compensation

    Information regarding executive compensation will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held May 7, 1998, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
                       Management

    Information regarding security ownership of certain beneficial owners and Management will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held May 7, 1998, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

       Information regarding certain relationships and related transactions will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held May 7, 1998, and is incorporated herein by reference.


                            PART IV

Item 14. Exhibits, Financial Statement Schedules and
Reports on
                            Form 8-K

   (1) Financial Statements

      The financial statements filed as a part of this report are listed on the Index to Consolidated Financial Statements on Page 31.


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

         21        Subsidiaries of the Registrant -
                   Included under Item 1, Page 2 of this filing.

    (3)(b)         Reports on Form 8-K

                   No reports on Form 8-K have been filed by the Registrant during the quarter ended December
                   31, 1997.

   (3)(c) Form of Deferred Compensation Agreement for named executive officers, Clarence D.
                   McCormick, Sr., Harry W. Bullock, and Ralph
                   Cocove is incorporated by reference to  Form
                   10-K filed March 31, 1989.

                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUTHERN JERSEY BANCORP OF DELAWARE, INC.



Dated: March 27, 1998       By: s/  Clarence D. McCormick
                                    Clarence D. McCormick
                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                   Title                 Date
s/ Henry L. Backenson       Vice Chairman     March 27, 1998
   Henry L. Backenson

s/ Alfred F. Caggiano       Vice Chairman     March 27, 1998
   Alfred F. Caggiano

s/ James H. Carll               Director      March 27, 1998
   James H. Carll, Esq.

s/ Keron D. Chance              Director      March 27, 1998
   Keron D. Chance, Esq.

s/ Harry W. Bullock             Director      March 27, 1998
   Harry W. Bullock

s/ Frank LoBiondo               Director      March 27, 1998
   Frank LoBiondo

s/ Clarence D. McCormick, Jr.   Director      March 27, 1998
   Clarence D. McCormick, Jr.

s/ Louis Pizzo                  Director      March 27, 1998
   Louis Pizzo

s/ Donald Strang                Director      March 27, 1998
   Donald Strang

s/ Anthony M. Sparacio, Jr.     Director      March 27, 1998
   Anthony M. Sparacio, Jr.



                       PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits
           Exhibit 27. Financial Data Schedule
        B. Reports on Form 8-K
           No reports have been filed on Form 8-K during this quarter.