Form 10-Q
period 1998-03-31
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1998-05-15
CIK 740830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,1998
Commission File Number 0-12635

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
(Exact Name of Registrant as specified in Charter)

Delaware                                          22-2983654
(State of Other Jurisdiction                     (I.R.S. Employer
of Incorporation or Organization)                 Identification Number)

53 South Laurel Street
Bridgeton, New Jersey  08302
(Address of Principal Executive Offices)

(609) 453-3000
(Registrant's Area Code and Telephone Number)

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the period it has been subject to such filing requirements.

                   [X]  YES           [ ]  NO

Common Stock Outstanding as of March 31, 1998      1,093,805

PART I - Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.

                               3/31/98     3/31/97       12/31/97
ASSET
Cash and due from banks         21,673      14,897         18,565
Interest Bearing Deposits        4,000           0          4,000
Investment Securities Held to Maturity
                                58,105      62,315         55,415
Investment Securities Available for Sale
                                35,237      37,949         37,278
Fair Value: Securities Held-to-Maturity
   3/31/98   58,568
   3/31/97   61,788
  12/31/97   55,956
Loan: Net of Unearned Income   295,517    300,920         305,556
Less: Allowance for loan losses  6,055      3,440           5,236
                                ------    -------           -----
Net Loans                      289,462    297,480         300,320
                                ------    -------           -----
Federal Funds Sold              38,800     18,700          40,950
Bank Premises and Equipment - Net
                                 6,505      6,686           6,353
Other Assets                    23,824     10,572          20,473
                                 -----     ------           -----
Total Assets                   477,606    448,599         483,354
                               =======    =======          ======

LIABILITIES                    3/31/98    3/31/97        12/31/97

Deposits - Interest Bearing    375,382    347,724         377,364
Non-Interest Bearing Deposits   57,052     53,628          61,100
                               -------    -------          ------
Total Deposits                 432,434    401,352         438,464
Funds Purchased                    -            -               -
Other Liabilities                5,703      6,568           5,331
                                ------    -------          ------
Total Liabilities              438,137    407,920         443,795
Shareholder's Equity
Common Stock Par Value $1.67 per share
Authorized 5,000,000 shares;
Issued 1,275,000 shares         2,129       2,129           2,129
Surplus                         2,260       2,260           2,260
Undivided Profits              38,789      40,489          38,767
                               ------     -------          ------
                               43,178      44,878          43,156
Less: Treasury Stock at cost

 181,195 Common Shares  3-31-98
 188,764 Common Shares  3-31-97
 183,927 Common Shares 12-31-97
                               3,820        3,845            3,756
                               -----      -------           ------
                              39,358       41,033           39,400
Allowance for unrealized gain/losses
on Available for Sale Securities 111         (354)             159
                               -----      -------           ------
Total Shareholder's Equity    39,469       40,679           39,559
                               -----      -------            -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                             477,606      448,599          483,354
                             =======      =======          =======

This is the consolidated balance sheet for Southern
Jersey Bancorp of Delaware, Inc. All dollar amounts are shown in thousands except for the per share data.


                              Three Months         First Quarter
INTEREST INCOME
  Int. on Securities:
   Taxable int. income         1,089   1,088        1,089     1,088
   Tax-Exempt int. inc.          352     362          352       362
   Interest and Fees on Loans  6,429   6,214        6,429     6,214
   Interest on Interest Bearing Deposits
                                  -        -            -         -
   Federal Funds Sold            527     280          527       280
   Lease Income                    0       0            0         0
                                ----    ----         ----     -----
Total Int. Income              8,397   7,944        8,397     7,944

INTEREST EXPENSE
Interest on Deposit Savings    1,378   1,187        1,378     1,187
Certificates of Deposit $100,000 and over
                               1,057     871        1,057       871
Federal Funds Purchased          -         -            -         -
Other Time Deposits            2,118   1,837        2,118     1,837
                               -----   -----         ----     -----
Total Int. Expense             4,553   3,895        4,553     3,895

NET INTEREST INCOME            3,844   4,049        3,844     4,049
Provision for Loan Losses      1,200     345        1,200       345
                               -----   -----         ----       ---
Net Interest Income After Provision for Loan Loss
                               2,644   3,704        2,644  	  3,704

OTHER OPERATING INCOME
Service charges on deposit accounts
                                 411     408          411       408
  Trust Department Income        190     181          190       181
  Comm., collection
    Charges and fees             254      94          254        94
  Investment Security gains/(losses)
                                   0       0            0         0
Other Non-Interest Income          0       0            0         0
                               -----   -----         ----      ----
Total Other Operating Income     855     683          855       683

OTHER OPERATING EXPENSES
  Salaries and Wages           1,094   1,181        1,094     1,181
  Pension and other benefits     328     301          328       301
  Occupancy and Equipment        450     383          450       383
  FDIC Assessment                 40      33           40        33
  Postage, stationary and supplies
                                 151     139          151       139
  Professional Fees              342     112          342       112
  Other Oper. Expen.           1,062     385        1,062       385
                               -----   -----        -----     -----
Total Other Oper. Expenses     3,467   2,534        3,467     2,534

Income Before Income Taxes        32   1,853           30     1,853
Applicable Income Taxes           10     600           10       600
                                ----   -----         ----     -----
NET INCOME                        22   1,253           22     1,253
                                 ===   =====         ====     =====
 Earnings Per Common Share      0.02    1.15         0.02      1.15

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Thousands)
                                           Three Months Ended
                                                 March 31
                                            1998          1997
Cash Flows from Operating Activities
Net Income                                    22         1,253
 Adjustments to reconcile net income to
  net cash provided by oper. activities
 Amortization of Organization Expenses         0             0
 Depreciation of Premises and Equip.         132            98
 Net Loan Charge-Offs                       (381)          (95)
 Provision for Loan Losses                 1,200           345
 Premium Amortization net of discount accretion
                                               0            53
 Gain or (Loss) on Sale of Securities          0             0
 Gain on Other Real Estate                    (8)            0
 Gain on Sale of Bank Premises & Equipment     0             0
(Increase)/decrease in Other Assets       (3,360)       (2,078)
Increase/(decrease) in Other Liabilities     372         1,385
Increase/(decrease) in Borrowed Funds          0             0
                                          ------         -----
Net Cash Provided by Operating Activities (2,023)          963

Cash Flows from Investing Activities
  Interest Bearing deposits                     0             0
  Purchase of Investment Securities       (15,457)       (7,368)
  Proceeds from Sale of Invest. Secur.          0             0
  Proceeds from Maturities of Invest. Securities
                                           14,622         3,233
  Increase/(Decease) in Loans              10,039       (10,035)
  Bank Premises and Equipment                (284)         (565)
  Proceeds from Sale of Bank Premises and Equipment
                                                              0
  Proceeds from Sale of Other Real Estate     155           103
                                            -----          ----
Net Cash Used for Investing Activities      9,075       (14,632)

Cash Flows from Financing Activities
  (Decrease)/Increase in Total Deposits    (6,030)       15,968
  Cash Dividends                                0             0
  Purchase of Treasury Stock                 (201)          (36)
  Sale of Treasury Stock                      137            87
                                            -----          ----
Net Cash Provided by Financing Activities  (6,094)       16,019
Net Increase/(Decrease) in Cash and Cash Equivalents
                                   							    958         2,350
Cash and Equivalents at the Beginning of the Year
							                                    63,515        31,247
                                           ------          ----
Cash and Equivalents at End of the Quarter 64,473        33,597
                                            =====         =====
Supplementary Schedule of Non-Cash Investing and
Financing Activities
Loans, Net of Charge-Offs transferred to
Other Real Estate Owned:                      149            0

                SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998

1. Principals of Consolidation: The consolidated financial statements reflect the account of Southern Jersey Bancorp of Delaware, Inc. and its subsidiary The Farmers and Merchants National Bank of Bridgeton, after the elimination of all intercompany balances and transactions.

2. There have been no significant changes in the accounting policies of the Registrant the date the most recent annual report to security holders, nor have there occurred events which have material impact on the disclosures herein.

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


           SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
           (Registrant)

           s/Paul J. Ritter, III
           Paul J. Ritter, III
           Treasurer

           s/Clarence D. McCormick
           Clarence D. McCormick
           Chairman/CEO

DATE:   May 15, 1998

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                             RESULTS IN OPERATIONS

 Three Months Ended March 31, 1998

     The net operating income of $22,000 for the first three months of 1998 is $1,231,000 below the same period for the prior year. Net income after taxes for 1998 is projected to be approximately $900,000 or approximately 7.52% or more than 1997.

     This decrease in net income through the first three months of 1998 is primarily due to the increase in the loan loss provision expense to $1,200,000 as compared to $345,000 for the first quarter of 1998. Additionally, a reserve for other marine assets of $437,000 was expensed in the first quarter of 1998 as compared to no such expense in the first quarter of 1997.

     The increase in the loan loss provision expense was necessitated by the substantial amount of marine installment loans required to be charged off in the first quarter of 1998 which required the company to increase its allowance for loan losses to comply with regulatory requirements.

   There has been the following significant changes in charge offs, recoveries, non-accruing or non-performing loans in the first quarter of 1998.

  	An increase from the fourth quarter of 1997 to the first quarter of 1998 of approximately $391,000 in loans secured by real estate past due
90 or more days and still accruing, and an increase of $1,171,000 in loans secured by real estate in non-accrual. An increase of $2,821,000 in commercial and industrial loans past due 30 through 89 days and still accruing, and an increase of $2,997,000 in commercial and industrial loans in non-accrual. A portion of these loans are secured by real estate and other collateral.

	Total charge offs for the first three months of 1998 totaled $1,323,000 while total recoveries during the same period were $942,000. These charge-offs included a total of $1,109,000 in charge offs of loans to individuals for household, family and other personal expenditures which includes installment marine retail loans.

	The Company has delinquent retail installment marine loans as follows:
$3,036,000 30-59 days delinquent, $444,000 60-89 days delinquent,
$415,000 90 days to 119 days delinquent. There are approximately
$26,900,000 of retail installment marine loans that are current and performing.

                         PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  	Exhibits
            Exhibit 27. Financial Data Schedule
      B.    Reports on Form 8-K
            No reports have been filed on Form 8-K during this quarter.