Form 10-Q
period 1998-06-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1998-10-14
CIK 740830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,1998
Commission File Number 0-12635

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

                   [X]  YES           [ ]  NO
Common Stock Outstanding as of June 30, 1998      1,095,475

PART I - Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.

                               6/30/98     6/30/97       12/31/97
ASSET
Cash and due from banks         19,642      16,557         18,565
Interest Bearing Deposits        4,000           0          4,000
Investment Securities Held to Maturity
                                59,362      55,428         55,415
Investment Securities Available for Sale
                                40,393      39,203         37,278
Fair Value: Securities Held-to-Maturity
   6/30/98   59,870
   3/31/97   55,434
  12/31/97   55,956
Loan: Net of Unearned Income   289,582    296,021         305,556
Less: Allowance for loan losses  7,054      3,654           5,236
                                ------    -------           -----
Net Loans                      282,528    292,367         300,320
                                ------    -------           -----
Federal Funds Sold              46,100     18,900          40,950
Bank Premises and Equipment - Net
                                 6,450      6,064           6,353
Other Assets                    23,860     18,407          20,473
                                 -----     ------           -----
Total Assets                   482,335    446,926         483,354
                               =======    =======          ======

LIABILITIES                    6/30/98    6/30/97        12/31/97

Deposits - Interest Bearing    377,500    340,824         377,364
Non-Interest Bearing Deposits   61,456     58,203          61,100
                               -------    -------          ------
Total Deposits                 438,956    399,027         438,464
Funds Purchased                    -            -               -
Other Liabilities                5,059      6,206           5,331
                                ------    -------          ------
Total Liabilities              444,015    405,233         443,795
Shareholder's Equity
Common Stock Par Value $1.67 per share
Authorized 5,000,000 shares;
Issued 1,275,000 shares         2,129       2,129           2,129
Surplus                         2,260       2,260           2,260
Undivided Profits              37,588      41,241          38,767
                               ------     -------          ------
                               41,977      45,630          43,156
Less: Treasury Stock at cost

 179,525 Common Shares  6-30-98
 188,769 Common Shares  6-30-97
 183,927 Common Shares 12-31-97
                               3,806        3,847            3,756
                               -----      -------           ------
                              38,171       41,783           39,400
Allowance for unrealized gain/losses
on Available for Sale Securities 149          (90)             159
                               -----      -------           ------
Total Shareholder's Equity    38,320       41,693           39,559
                               -----      -------            -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                             482,335      446,926          483,354
                             =======      =======          =======

This is the consolidated balance sheet for Southern
Jersey Bancorp of Delaware, Inc. All dollar amounts are shown in thousands except for the per share data.

                               Six Months         Second Quarter
INTEREST INCOME
  Int. on Securities:
   Taxable int. income         2,111   2,242        1,022     1,154
   Tax-Exempt int. inc.          710     725          358       363
   Interest and Fees on Loans 13,126  12,762        6,697     6,548
   Interest on Interest Bearing Deposits
                                 114       -          114         -
   Federal Funds Sold          1,184     550          657       270
   Lease Income                    0       0            0         0
                                ----    ----         ----     -----
Total Int. Income             17,245  16,279        8,848     8,335

INTEREST EXPENSE
Interest on Deposit Savings    2,757   2,748        1,379     1,561
Certificates of Deposit $100,000 and over
                               2,163   1,747        1,106       876
Federal Funds Purchased          -         -            -         -
Other Time Deposits            4,235   3,406        2,117     1,569
                               -----   -----         ----     -----
Total Int. Expense             9,155   7,901        4,602     4,006

NET INTEREST INCOME            8,090   8,378        4,246     4,329
Provision for Loan Losses      2,900     660        1,700       315
                               -----   -----         ----       ---
Net Interest Income After Provision for Loan Loss
                               5,190   7,718        2,546  	  4,014

OTHER OPERATING INCOME
Service charges on deposit accounts
                                 834     827          423       419
  Trust Department Income        399     359          209       178
  Comm., collection
    Charges and fees             524     192          270        98
  Investment Security gains/(losses)
                                   0       0            0         0
Other Non-Interest Income          0       2            0         2
                               -----   -----         ----      ----
Total Other Operating Income   1,757   1,380          902       697

OTHER OPERATING EXPENSES
  Salaries and Wages           2,457   2,499        1,363     1,318
  Pension and other benefits     697     580          369       279
  Occupancy and Equipment        969     890          519       507
  FDIC Assessment                 94      67           54        34
  Postage, stationary and supplies
                                 265     242          114       103
  Professional Fees              737     215          395       103
  Other Oper. Expen.           2,580     808        1,518       423
                               -----   -----        -----     -----
Total Other Oper. Expenses     7,799   5,301        4,332     2,767

Income Before Income Taxes      (852)  3,797         (884)    1,944
Applicable Income Taxes            0   1,140          (10)      540
                                ----   -----         ----     -----
NET INCOME                      (852)   2,657        (874)    1,404
                                 ===   =====         ====     =====
 Earnings Per Common Share     (0.70)   2.45        (0.72)     1.30

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Thousands)
                                           Six Months Ended
                                                 June 30
                                            1998          1997
Cash Flows from Operating Activities
Net Income                                  (852)        2,657
 Adjustments to reconcile net income to
  net cash provided by oper. activities
 Amortization of Organization Expenses         0             0
 Depreciation of Premises and Equip.         264           232
 Net Loan Charge-Offs                     (1,082)         (196)
 Provision for Loan Losses                 2,900           660
 Premium Amortization net of discount accretion
                                               0            78
 Gain or (Loss) on Sale of Securities          0             0
 Gain on Other Real Estate                    (3)            2
 Gain on Sale of Bank Premises & Equipment     0             0
(Increase)/decrease in Other Assets       (3,405)       (9,920)
Increase/(decrease) in Other Liabilities    (272)        1,017
Increase/(decrease) in Borrowed Funds          0             0
                                          ------         -----
Net Cash Provided by Operating Activities (2,450)       (5,470)

Cash Flows from Investing Activities
  Interest Bearing deposits                   114             0
  Purchase of Investment Securities       (32,390)      (11,823)
  Proceeds from Sale of Invest. Secur.                    6,463
  Proceeds from Maturities of Invest. Securities
                                           24,971         6,662
  (Increase)/Decease in Loans              15,974       (5,136)
  Bank Premises and Equipment                (361)           82
  Proceeds from Sale of Bank Premises and Equipment
                                                0            80
  Proceeds from Sale of Other Real Estate     155           312
                                            -----          ----
Net Cash Used for Investing Activities      8,463        (3,360)

Cash Flows from Financing Activities
  (Decrease)/Increase in Total Deposits       492        13,643
  Cash Dividends                             (329)         (652)
  Purchase of Treasury Stock                 (174)          (90)
  Sale of Treasury Stock                      225           139
                                            -----          ----
Net Cash Provided by Financing Activities     214        13,040
Net Increase/(Decrease) in Cash and Cash Equivalents
                                            6,227         4,210
Cash and Equivalents at the Beginning of the Year
  	                                    63,515       31,247
                                            ------        -----
Cash and Equivalents at End of the Quarter  69,742       35,457
                                             =====        =====
Supplementary Schedule of Non-Cash Investing and
Financing Activities
Loans, Net of Charge-Offs transferred to
Other Real Estate Owned:                      399            0

                SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1998

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

4. In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for June 30, 1998, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

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

DATE:   August 14, 1998

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                             RESULTS IN OPERATIONS

 Six Months Ended June 30, 1998

     The net operating loss of ($852,000) for the first six months of 1998 is $3,509,000 less than the net operating income of $2,657,000 for the same period for the prior year. Net income after taxes for 1998 is projected to be approximately $200,000 or approximately 76.10% less than the $837,000 net income after taxes in 1997.

     The decrease in net income through the first six months of 1998 is primarily due to the increase in the loan loss provision expense to $2,900,000 in the first half of 1998 as compared to $660,000 for the first half of 1997. This large increase of 394% in the loan loss provision expense is attributable to the substantial amount of marine installment loans required to be charged off in the first half of 1998 which required the company to increase its allowance for loan losses to comply with regulatory requirements. This reserve expense increased the Company's loan loss reserve account to $7,054,000 at June 30, 1998 from $5,236,000 at December 31, 1997. The Company had a total of approximately $2,456,000 of repossessed marine collateral at the end of the first half of 1998. The establishment of a reserve for repossessed marine collateral apart from th $7.054 million in the loan loss reserve account was necessitated to cover liquidation expenses. A provision for other marine assets of $1,437,000 was expensed in the first half of 1998 as compared to no such expense in the first half of 1997.

   There has been the following significant changes in charge offs, recoveries, non-accruing or non-performing loans in the first half of 1998:

  	An increase from the first quarter to the second quarter of 1998 of approximately $225,000 (6.83%)in loans secured by real estate in a non accrual status, an increase of approximately $2,744,000 (58.51%) in commercial and industrial loans past due 30 through 89 days and still accruing, and an increase of approximately $472,000 (10.71%) in commercial and industrial loans in a non accrual status. A portion of these delinquent loans are secured by real estate and other collateral.

	Total charge offs for the first six months of 1998 totaled $2,214,000 while total recoveries during the same period were $1,132,000. These charge-offs included a total of $2,040,000 in charge offs of loans to individuals for household, family and other personal expenditures which includes installment marine retail loans.

	The Company has delinquent retail installment marine loans as follows:
$2,666,000 30-59 days delinquent, $684,000 60-89 days delinquent all of which are still accruing interest, $230,000 90 days to 119 days delinquent. There are approximately $25,172,000 of retail installment marine loans that are current and performing per their terms.

	The foregoing discussion contains forward-looking statements that involve risks and uncertainities. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the performance of the Company's marine loan portfolio and the banking industry performance in general.

                         PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  	Exhibits
            Exhibit 27. Financial Data Schedule
      B.    Reports on Form 8-K
            No reports have been filed on Form 8-K during this quarter.