Form 10-Q
period 1998-09-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1998-11-16
CIK 740830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1998
Commission File Number 0-12635

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
(Exact Name of Registrant as specified in Charter)

Delaware                                          22-2983654
(State of Other Jurisdiction                     (IRS Employer
Of Incorporation or Organization)                 Identification Number)

53 South Laurel Street
Bridgeton, New Jersey 08302
(Address of Principal Executive Offices)

(609) 453-3000
(Registrant's Area Code and Telephone Number)

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the period it has been subject to such filing requirements.

                   [X]  YES           []  NO

Common Stock outstanding as of September 30, 1998      1,095,038

PART I - Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.

                               9/30/98     9/30/97       12/31/97
ASSET
Cash and due from banks         24,867      19,112         18,565
Interest Bearing Deposits        2,000           0          4,000
Investment Securities Held to Maturity
                                     0      53,092         55,415
Investment Securities Available for Sale
                               113,549      35,387         37,278
Fair Value: Securities Held-to-Maturity
   9/30/98        0
   9/30/97   53,454
  12/31/97   55,956
Loan: Net of Unearned Income   284,324    308,346         305,556
Less: Allowance for loan losses 10,697      3,711           5,236
                                ------    -------           -----
Net Loans                      273,627    304,635         300,320
                                ------    -------           -----
Federal Funds Sold              22,000     43,950          40,950
Bank Premises and Equipment - Net
                                 7,232      6,041           6,353
Other Assets                    23,982     18,740          20,473
                                 -----     ------           -----
Total Assets                   467,257    480,957         483,354
                               =======    =======          ======

LIABILITIES                    9/30/98    9/30/97        12/31/97

Deposits - Interest Bearing    362,493    378,342         377,364
Non-Interest Bearing Deposits   64,299     55,154          61,100
                               -------    -------          ------
Total Deposits                 426,792    443,496         438,464
Funds Purchased                    -            -               -
Other Liabilities                5,290      5,322           5,331
                                ------    -------          ------
Total Liabilities              432,082    438,818         443,795
Shareholder's Equity
Common Stock Par Value $1.67 per share
Authorized 5,000,000 shares;
Issued 1,275,000 shares         2,129       2,129           2,129
Surplus                         2,260       2,260           2,260
Undivided Profits              34,119      41,391          38,767
                               ------     -------          ------
                               38,508      45,780          43,156
Less: Treasury Stock at cost

 179,962 Common Shares  9-30-98
 185,123 Common Shares  9-30-97
 183,927 Common Shares 12-31-97
                               3,829        3,764            3,756
                               -----      -------           ------
                              34,679       42,016           39,400
Allowance for unrealized gain/losses
on Available for Sale Securities 496          123              159
                               -----      -------           ------
Total Shareholder's Equity    35,175       42,139           39,559
                               -----      -------            -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                             467,257      480,957          483,354
                             =======      =======          =======

This is the consolidated balance sheet for Southern Jersey Bancorp of Delaware, Inc. All dollar amounts are shown in thousands except for the per share data.

                               Nine Months         Third Quarter
INTEREST INCOME
  Int. on Securities:
   Taxable int. income         3,117   3,235        1,006       993
   Tax-Exempt int. inc.        1,069   1,073          359       348
   Interest and Fees on Loans 19,030  19,488        5,904     6,726
   Interest on Interest Bearing Deposits
                                 167       -           53         -
   Federal Funds Sold          2,023   1,190          839       640
   Lease Income                    0       0            0         0
                                ----    ----         ----     -----
Total Int. Income             25,406  24,986        8,161     8,707

INTEREST EXPENSE
Interest on Deposit Savings    4,222   4,247        1,465     1,499
Certificates of Deposit $100,000 and over
                               3,145   2,685          982       938
Federal Funds Purchased          -         -            -         -
Other Time Deposits            6,257   5,555        2,022     2,149
                               -----   -----         ----     -----
Total Int. Expense            13,624  12,487        4,469     4,586

NET INTEREST INCOME           11,782  12,499        3,692     4,121
Provision for Loan Losses      7,874   2,408        4,974     1,748
                               -----   -----         ----       ---
Net Interest Income after Provision for Loan Loss
                               3,908  10,091        (1,282)   2,373

OTHER OPERATING INCOME
Service charges on deposit accounts
                               1,287   1,245          453       418
  Trust Department Income        608     550          209       191
  Comm., collection
    Charges and fees             777     486          253       294
  Investment Security gains/(losses)
                                   0       0            0         0
Other Non-Interest Income          0       2            0         0
                               -----   -----         ----      ----
Total Other Operating Income   2,672   2,283          915       903

OTHER OPERATING EXPENSES
  Salaries and Wages           3,612   3,584        1,155     1,085
  Pension and other benefits     899     865          202       285
  Occupancy and Equipment      1,485   1,375          516       485
  FDIC Assessment                165     105           71        38
  Postage, stationary and supplies
                                 375     362          110       120
  Professional Fees            1,119     363          382       148
  Other Oper. Expen.           3,246   1,413          666       605
                               -----   -----        -----     -----
Total Other Oper. Expenses    10,901   8,067        3,102     2,766

Income Before Income Taxes    (4,321)  4,307       (3,469)      510
Applicable Income Taxes            0   1,500            0       360
                                ----   -----         ----     -----
NET INCOME                     (4,321) 2,807       (3,469)     150
                                 ===   =====         ====     =====
 Earnings Per Common Share     (3.95)   2.58        (3.17)     0.14

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Thousands)
                                           Nine Months Ended
                                              September 30
                                            1998          1997
Cash Flows from Operating Activities
Net Income                                (4,321)        2,807
 Adjustments to reconcile net income to
  net cash provided by operating activities
 Amortization of Organization Expenses         0             0
 Depreciation of Premises and Equipment      443           319
 Net Loan Charge-Offs                     (2,413)       (1,887)
 Provision for Loan Losses                 5,461         2,408
 Premium Amortization net of discount accretion
                                               0           102
 Gain or (Loss) on Sale of Securities          0            (2)
 Gain on Other Real Estate                    (3)            0
 Gain on Sale of Bank Premises & Equipment     0             0
(Increase)/decrease in Other Assets       (3,481)      (10,258)
Increase/(decrease) in Other Liabilities     (41)          133
Increase/(decrease) in Borrowed Funds          0             0
                                          ------         -----
Net Cash Provided by Operating Activities (4,355)       (6,378)

Cash Flows from Investing Activities
  Interest Bearing deposits                 2,000             0
  Purchase of Investment Securities       (56,508)      (13,897)
  Proceeds from Sale of Invest. Securities      0         8,373
  Proceeds from Maturities of Invest. Securities
                                           35,034        12,779
  (Increase)/Decease in Loans              21,232       (17,461)
  Bank Premises and Equipment                (436)          146
  Proceeds from Sale of Bank Premises and Equipment
                                                0             0
  Proceeds from Sale of Other Real Estate     155           661
                                            -----          ----
Net Cash Used for Investing Activities      1,477        (9,399)

Cash Flows from Financing Activities
  (Decrease)/Increase in Total Deposits   (11,672)       48,112
  Cash Dividends                             (329)         (652)
  Purchase of Treasury Stock                 (174)         (107)
  Sale of Treasury Stock                      225           239
                                            -----          ----
Net Cash Provided by Financing Activities (11,950)        47,592
Net Increase/(Decrease) in Cash and Cash Equivalents
                                          (14,828)        31,815
Cash and Equivalents at the Beginning of the Year
     	                                     63,515         31,247
                                           ------          -----
Cash and Equivalents at End of the Quarter 48,687         63,062
                                            =====          =====
Supplementary Schedule of Non-Cash Investing and
Financing Activities
Loans, Net of Charge-Offs transferred to
Other Real Estate Owned:                      100            101

                SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED SEPTEMBER 30, 1998

1. Principals of Consolidation: The consolidated financial statements reflect the account of Southern Jersey Bancorp of Delaware, Inc. and its subsidiary The Farmers and Merchants National Bank of Bridgeton, after the elimination of all inter-company balances and transactions.

2. There have been no significant changes in the accounting policies of the Registrant the date the most recent annual report to security holders, nor have there occurred events, which have material impact on the disclosures herein.

3. The interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

4. In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for September 30, 1998, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

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

DATE:   November 16, 1998

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                             RESULTS IN OPERATIONS

 Nine Months Ended September 30, 1998

     The net operating loss of ($4,321,000) for the first nine months of 1998 is a $7,191,000 reduction from the net operating income of $2,870,000 for the same period for the prior year. Net income after taxes for 1998 is projected to be approximately ($4,300,000) or approximately $4,637,000 less than the $837,000 net income after taxes in 1997.

     The decrease in net income through the first nine months of 1998 is primarily due to the increase in the loan loss provision expense to $7,513,000 in the first nine months of 1998 as compared to $2,408,000 for the first nine months of 1997. This large increase of 312% in the loan loss provision expense is attributable to the substantial amount of marine installment loans required to be charged off and a substantial increase in commercial and industrial loans that have been placed on a non-accrual status in the first nine months of 1998. This large increase in non-accrual loans required the Company to increase its allowance for loan losses to comply with regulatory requirements. The provision for loan losses increased the Company's loan loss reserve account to $10,967,000 at September 30, 1998 from $5,236,000 at December 31, 1997. The Company had a total of approximately $2,379,000 of repossessed marine collateral at the end of the first nine months of 1998. The establishment of a reserve in the amount of $1,437,000 for repossessed marine collateral apart from the $10,336,000 in the loan loss reserve account was necessitated to cover liquidation expenses. A provision for other marine assets of $1,437,000 was expensed in the first nine months of 1998 as compared to no such expense in the first nine months of 1997, which is reflected in the other operating expense category. The current balance of the reserve for repossessed collateral as of September 30, 1998 is $547,000. The substantial increase in legal and professional fees of approximately $310,000 and the increase of $447,000 in repossession and liquidation fees as of September
30, 1998 as compared to September 30, 1997 are primarily due to the collection of delinquent marine collateral.

There have been the following significant changes in chareg-offs, recoveries, non-accruing or non-performing loans in the first nine months of 1998:

    An increase from the second to the third quarter of 1998 of approximately $205,000 for loans secured by real estate past due 30 through 89 days and still accruing, an increase of approximately $501,000 for the loans secured by real estate that are non-accrual, an increase of approximately $215,000 in commercial and industrial loans past due 90 days or more and still accruing, an increase of approximately $4,328,000 in commercial and industrial loans that are non-accrual, an increase of approximately $777,000 in loans to individuals for household, family and other personal expenditures that are non-accrual. Real estate and other collateral secure a portion of these delinquent loans. The increase in commercial and industrial loans that are non-accrual is primarily a result of the continuing efforts of the Company to recognize impaired assets as quickly and accurately as possible. Included in this amount are three fully collateralized loans, which constitute approximately
2.2 million dollars.

	Total charge offs for the first nine months of 1998 totaled approximately $3,957,000 while total recoveries during the same period were $1,544,000. These charge offs included a total of $2,858,000 in charge offs of loans to individuals for household, family and other personal expenditures which includes installment marine retail loans.

	The Company has delinquent retail installment marine loans as follows: approximately $2,085,000 30-59 days delinquent, approximately $989,000
60-89 days delinquent all of which are still accruing interest, approximately $205,000 90 days to 119 days delinquent. There is approximately $25,000,000 of retail installment marine loans that are current and performing per their terms.

	The Company has adopted FASB 133 effective September 30, 1998 and is now carrying all of its investment securities at their market value and these securities are all classified as "Available for Sale."

	The Company has incurred an extraordinary expense of approximately 1.5 million dollars to replace its core data processing system in 1998 that will be amortized over the next three to five years.

	The foregoing discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the performance of the Company's marine loan portfolio, the commercial and industrial loans and the banking industry performance in general.

                         PART II - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K
      A.  	Exhibits
            Exhibit 27. Financial Data Schedule
      B.    Reports on Form 8-K
            No reports have been filed on Form 8-K during this quarter.