Form 10-Q/A
period 1998-09-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1999-02-18
CIK 740830

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


           Paul J. Ritter, III
           Treasurer

           Clarence D. McCormick
           Chairman/CEO

DATE:   November 16, 1998

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                             RESULTS IN OPERATIONS

 Nine Months Ended September 30, 1998

     The net operating loss of ($4,321,000) for the first nine months of 1998 is a $7,191,000 reduction from the net operating income of $2,870,000 for the same period for the prior year. Net income after taxes for 1998 is projected to be approximately ($4,300,000) or approximately $5,137,000 less than the $837,000 net income after taxes in 1997.

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

Year 2000

	In the past, many computer systems were designed only to recognize a six-digit date structure (i.e. two digits for each of the month, day, and year). Many of these programs and systems may not be able to interpret and process accurately a six-digit date ending with "00". To the extent these systems are unable to process into the year 2000, inaccurate results may be produced.

	The Bank utilizes computer hardware and software programs to conduct and support its ongoing operations. Management implemented a plan (the "Plan") in January 1997 to address the Bank's Year 2000 situation. To implement the Plan, management established a task force responsible for overseeing the implementation of the Plan to completion. The Plan includes the estimated costs of repairing or replacing computer systems or software as necessary and is expected to cost between approximately $1.5 million and $2.0 million. To date, the Bank has expended approximately $1.5 million to effectuate the Plan.

	The Plan is comprised of several phases. The first phase involved the assessment of the Bank's current systems and vendors to determine their Y2K compliance. The Bank reviewed all of its software vendors, both banking specific and general software applications; hardware vendors; Trust Department vendors; third party service providers; and infrastructure issues. During this evaluation, the Bank made the determination of what systems needed to be updated or replaced.

After the completion of this assessment, the Bank began the upgrade or replacement of any systems that were identified as non-Y2K compliant in the assessment phase. This included the replacement of the Bank's core accounting system hardware and software. The Bank formed a committee to monitor this process. The conversion was completed by the end of the third quarter of 1998. The Bank also performed several other replacements and upgrades to ensure year 2000 compliance. These upgrades are approximately 90% complete.

The Bank is preparing for the validation phase of the project. The Bank is prioritizing its systems based on the critical nature of each. Those of higher priorities will be tested and the results reviewed for accuracy.
A Y2K Test Committee will be formed to complete this phase of the project. This committee will consist of members of the Bank's management representing the various departments of the Bank. The testing of internal applications is expected to be completed by March 31, 1999. The testing of external vendor relationships is expected to be completed by June 30, 1999.

Although the Bank has developed and is implementing its Plan to address the Year 2000 issue, no assurances can be made that the Plan will be fully implemented within the estimated timeframe and cost; nor can any assurances be given, regardless of whether the Plan is fully and timely implemented, that the efforts of the Bank will be, either partially or wholly, successful. Much of the Bank's success in implementing its Plan will rely on third parties who are beyond the Bank's control. The complete failure of the Bank's Plan to address the Year 2000 situation may have a material adverse effect on the operations of the Bank. As of September 30, 1998, the Bank is uncertain of the magnitude of the impact the Year 2000 issue will have on its operations. The Bank anticipates that it will be better able to evaluate such concerns upon the completion of the Validation Phase of the Plan. Management is attempting to prepare contingency plans to address the partial or complete failure of the Plan, and/or the failure of third parties with whom the Bank does business to address timely and successfully the Year 2000 issue.

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