Form 10-K
period 1998-12-31
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1999-03-31
CIK 740830

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C.  20549
           FORM 10-K


( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the fiscal year ended December 31, 1999
                                OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from.................to..............

                    Commission file number 0-1263
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

      As of March 26, 1999, Registrant has 5,000,000 shares of $1.67 par Value common stock authorized, with 1,127,481 shares outstanding, which is the only class of common stock or voting stock of the Registrant.
As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on most recent sales prices known to Management) was approximately $31,569,468.

                           DOCUMENTS INCORPORATED BY REFERENCE
      PART III - The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of the Shareholders of the Registrant to be held June 3, 1999, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

Page 1 of 65 pages

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

   Registrant has two wholly-owned subsidiaries. Farmers and Merchants National Bank of Bridgeton (the Bank) is a commercial bank which was first organized under the laws of the State of New Jersey and the United States Government in 1909,and all outstanding shares of the Bank were acquired by the predecessor Registrant on May 22, 1984. AMFDCM, Inc. was organized under the laws of the State of New Jersey in 1996 for the purpose of holding and managing real estate and other repossessed assets.

   The Bank has two wholly-owned subsidiaries.   F&M Investment Company
(Investment Company) was organized under the laws of the State of Delaware in 1984 for the purpose of holding and managing investment securities. Woulf Asset Holdings, Inc. was organized under the laws of the State of New Jersey in 1996 for the purpose of holding and managing real estate.

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

   The Bank operates in the Counties of Cumberland, Gloucester and Salem in Southern New Jersey through branch offices with the main office situated in Bridgeton, New Jersey. Within the market area in which the Bank operates, there are numerous commercial banks, savings and loan associations, credit unions, etc. The number of competitors cannot be reasonably estimated.
The Bank is one of the largest independently owned financial institutions in the market area. The principal methods of competition are those that are standard to the banking industry, such as interest rates and customer services.

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

General

  Employees - Registrant employs approximately 214 people who are not covered by collective bargaining agreements with any unions. In general, relationships with employees have been satisfactory.

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

  The banking business of Registrant and the Bank is subject to comprehensive and detailed regulation by federal supervisory agencies; in particular, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board, as well as the Securities and Exchange Commission. These agencies have broad administrative authority which includes, but is not limited to, dividends, expansion of locations, acquisitions and mergers, interest rates, reserves against deposits, terms, amounts and charges to borrowers, investments, and ownership of certain companies by bank holding companies. The banking business of Registrant and the Bank is also subject to the banking laws of the States of New Jersey and Delaware.

  The federal banking regulatory authorities (The Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation) may take action against the Registrant and the Bank for failure to maintain minimum levels of capital and minimum leverage ratios and failure to comply with regulations promulgated under the FDIC Improvement Act of 1991 (FDICIA) and the Financial
Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). The Bank's Tier 1 and risk weighted capital ratios at December 31, 1998 are 8.8% and 10.1%, respectively. This is well in excess of the minimum required of 4.0% and 8.0%.

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

NAME AND AGE                               OFFICE AND EXPERIENCE

Clarence D. McCormick, Sr.  69     Chairman of the Board and Chief Executive
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

Clarence D. McCormick,  Jr. 38     President of Southern Jersey Bancorp of
                                   Delaware, Inc., President of F&M
                                   Investment Company since August 8, 1997, and President of Farmers and Merchants
                                   National Bank of Bridgeton, NJ since
                                   April 20, 1995

Ralph A. Cocove, Sr.        60     Executive Vice President of Administration
                                   and Cashier of Farmers and Merchants
                                   National Bank of Bridgeton, NJ

Paul J. Ritter, III         38     Senior Vice President and Comptroller
                                   of Farmers and Merchants National Bank
                                   of Bridgeton, NJ and Treasurer of
                         					     Southern Jersey Bancorp of Delaware, Inc.
                                   since April 20, 1995

Dainis Basens               38     Senior Vice President/Loan Administration
                                   since June 1998.  Prior to 1998, Mr.
                                   Basens was a Senior Vice President with
                                   First Union Bank of Philadelphia.

Harry W. Bullock            72     Secretary of Southern Jersey Bancorp of
                                   Delaware, Inc.

Russell Chappius, Sr.       57     Senior Vice President and Operations
                                   Officer of Farmers and Merchants National
                                   Bank of Bridgeton, NJ

Kevin J. Karol              28     Senior Vice President and Chief Informa-
                                   tion Officer of Farmers and Merchants
                                   National Bank of Bridgeton, NJ since
                                   March 1998.  Prior to 1998, Mr. Karol
                                   was Assistant Vice President of Farmers
                                   and Merchants National Bank for over 3
                                   years.

J. Kevin Danna              44     Senior Vice President since December 1996.
                                   Prior to 1996, Mr. Danna was a loan
                                   officer of Farmers & Merchants National
                                   Bank for over 10 years.

John P. Ritter              35     Senior Vice President and Senior Trust
                                   Officer of Farmers and Merchants
                                   National Bank of Bridgeton, NJ, since
                                   February 1, 1999.  Prior to 1999, Mr.
                                   Ritter was Vice President and Trust
                                   Officer of Farmers and Merchants
                                   National Bank for over 12 years.

   Set forth below are the names and beneficial stock ownership of persons Serving as executive officers of Registrant and its subsidiaries.


Name              Shares of Stock Owned      Percentage of Outstanding
                 and Beneficially Owned           Common Stock


Clarence D. McCormick       162,025                    14.37
Clarence D. McCormick, Jr.   69,410                     6.16
Harry W. Bullock              4,498                      .40
Ralph A. Cocove, Sr.          6,715                      .60
Paul J. Ritter, III           5,736                      .51
Russell Chappius, Sr.         2,136                      .19
Kevin J. Karol                  103                      .01
John P. Ritter                   61                      .01
Dainis Basens                     0                      .00
J. Kevin Danna                  757                      .07

STATISTICAL DISCLOSURES UNDER GUIDE 3

Schedule I

Item I(A)                        Average Balance Sheets

                                       December 31
                             1998             1997           1996
ASSETS
 Cash and due from banks $ 18,376         $ 17,226       $ 15,818
 Interest-bearing deposits  3,415              219              0
 Federal funds sold        45,449           32,923         21,670
 Investment securities - Taxable
                           65,118           65,125         73,642
 Investment securities - Tax Exempt
                           31,124           29,319         37,339

 Loans net of unearned income
                          290,487          302,354        263,904
    Less:Allowance for loan losses
                            6,828            3,574          2,785
 Net loans                283,659          298,780        261,119

 Bank premises and equipment - net
                            6,730            6,385          6,250
 Other assets              25,796           16,144          9,238
       TOTAL ASSETS      $479,667         $466,121       $425,076

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
  Interest-bearing demand deposits
                         $ 97,149         $ 99,022       $ 91,500
  Savings accounts and CD's under $100,000
                          213,435          193,431        159,848
  CDs $100,000 or more     64,933           64,758         62,152
  Non-interest bearing deposits
                           64,585           57,940         65,727
     Total Deposits       440,102          415,151        379,227

  Other liabilities         5,784            7,224          6,051
     Total Liabilities    445,886          422,375        385,278

Shareholders' Equity
   Preferred stock              0                0              0
   Common stock             2,132            2,129          2,129
   Additional paid-in capital
                            2,317            2,260          2,241
   Retained earnings       32,582           43,070         38,771
   Accumulated other comprehensive income
                              548               90            475
                           37,579           47,549         43,616
     Less: Treasury stock   3,798            3,803          3,818

       Total Shareholders' Equity
                           33,781           43,746         39,798
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY
                         $479,667         $466,121       $425,076

GUIDE 3

Schedule II

Item I(B)               Analysis of Interest Earnings

                          For The Years Ended December 31
(In Thousands)              1998              1997            1996
                     Interest      %   Interest      %  Interest     %

INTEREST EARNING ASSETS:
   Interest bearing deposits
                      $   196  5.74%    $   13   5.94%  $      0   N/A
   Federal funds sold   2,480  5.46%     1,830   5.56%     1,147  5.29%
   Investment securities:
      Taxable           3,877  5.95%     4,253   6.53%     5,141  6.98%
      Tax-exempt        2,106  6.77%     1,870   6.38%     1,661  4.45%
   Loans               24,624  8.68%    25,834   8.65%    22,441  8.59%
       Average Yield  $33,283  7.76%  $ 33,800   7.93%  $ 30,390  7.72%

INTEREST BEARING LIABILITIES:
   Interest on deposits:
      Demand deposits $ 2,756  2.84%   $ 2,642   2.67%  $  2,644  2.89%
      Savings and CDs under $100,000
                       12,262  5.75%    10,863   5.62%     9,332  5.84%
      CDs $100,000 or more
                        3,382  5.21%     3,654   5.64%     2,894  4.66%

       Average Effective Rate Paid
                      $18,400  4.90%   $17,159   4.80%  $ 14,870  4.74%

NET YIELD ON INTEREST-EARNING
   ASSETS             $14,883  3.36%   $16,641   3.84%  $ 15,520  3.89%

NOTES:

(1) Non-accrual loans are not included in the "Loans net of unearned income" amount used in the yield computation.

(2) No out-of-period items included in the calculation of the changes in interest income and interest expense.

 (3) Loan fees are immaterial.

 (4) Tax exempt income is not calculated on a tax equivalent basis.

GUIDE 3

Schedule III

Item I(C)(1)     Schedules of Interest Income & Expense Variance

                             For The Years Ended December 31
(In Thousands)                   1998                     1997
                          INTEREST     VARIANCE  INTEREST     VARIANCE

INTEREST INCOME:
  Interest-bearing deposits $   196      $  183   $    13       $   13
  Federal funds sold          2,480         650     1,830          683
  Investment securities:
     Taxable                  3,877        (376)    4,253         (888)
     Tax-exempt               2,106         236     1,870          209
  Loans                      24,624      (1,210)   25,834        3,393

     TOTAL INTEREST INCOME  $33,283      $ (517)  $33,800       $3,410


Item I(C)(2)
  INTEREST EXPENSE:
Interest on deposits:
    Demand deposits        $ 2,756       $  114   $ 2,642      $   (2)
    Savings and CDs under $100,000
                            12,262        1,399    10,863       1,531
    CDs $100,000 or more     3,382         (272)    3,654         760

        TOTAL INTEREST EXPENSE
                           $18,400       $1,241   $17,159      $2,289

GUIDE 3

 Schedule IV
Item I(C)(2)(a) and (b)    Schedules of Volume Variance and Rate Variance


                               For The Years Ended December 31
(In Thousands)                1998                       1997
                                          VARIANCE
                         VOLUME        RATE      VOLUME       RATE
                           (a)         (b)         (a)         (b)
INTEREST INCOME:
  Interest-bearing deposits
                         $  190      $    0      $   13      $    0
  Federal funds sold        696         (33)        595          59
  Investment securities
     Taxable                  0        (378)       (594)       (331)
     Tax-exempt             115         114        (357)        721
  Loans                  (1,026)         91       3,303         158
      TOTAL INTEREST INCOME
                         $  (25)     $ (206)     $2,960      $  607

INTEREST EXPENSE:
   Interest on deposits:
      Demand deposits    $  (50)     $  168     $  217       $ (201)
      Savings and CDs under $100,000
                          1,124         251      1,961         (352)
      CDs $100,000 or more   10        (278)       121          609

         TOTAL INTEREST EXPENSE
                         $1,084      $  141     $2,299       $  56

GUIDE 3

Schedule V

Item I(C)(2)(c)              Schedules of Changes in Rate/Volume

                                    December 31, 1998
(In Thousands)           TOTAL       VOLUME         RATE     RATE/VOL
                        VARIANCE    VARIANCE      VARIANCE   VARIANCE
INTEREST INCOME:
  Interest-bearing deposits
                         $  183      $  190        $    0     $   (7)
  Federal funds sold        650         696           (33)       (13)
  Investment securities:
     Taxable               (376)          0          (378)         2
     Tax-exempt             236         115           114          7
  Loans                  (1,210)     (1,026)           91       (275)
    TOTAL INTEREST INCOME$ (517)     $  (25)       $ (206)    $ (286)

INTEREST EXPENSE:
  Interest on deposits:
     Demand deposits     $  114      $  (50)       $  168     $   (4)
     Savings and CDs under
           $100,000       1,399       1,124           251         24
     CDs $100,000 or more  (272)         10          (278)        (4)

      TOTAL INTEREST EXPENSE
                         $1,241      $1,084        $  141     $   16


December 31, 1997
(In Thousands)              TOTAL     VOLUME          RATE      RATE/VOL
                           VARIANCE  VARIANCE        VARIANCE    VARIANCE
INTEREST INCOME:
   Interest-bearing deposits $   13    $   13         $    0     $    0
   Federal funds sold           683       595             59         29
   Investment securities:
      Taxable                  (888)     (594)          (331)        37
      Tax-exempt                209      (357)           721       (155)
   Loans                      3,393     3,303            158        (68)

     TOTAL INTEREST INCOME   $3,410    $2,960         $  607     $ (157)

INTEREST EXPENSE:
   Interest on deposits:
      Demand deposits        $   (2)   $  217         $ (201)   $  (18)
      Savings and CDs under
             $100,000         1,531     1,961           (352)      (78)
      CDs $100,000 or more      760       121            609        30

       TOTAL INTEREST EXPENSE$2,289    $2,299         $   56    $  (66)

GUIDE 3

Schedule VI

Item II(A) and (B)               Investment Portfolio

                                      December 31,
(In Thousands)                      1998             1997          1996
                                Book     Average      Book         Book
                                Value     Yield       Value        Value

U.S. Treasury Securities:
   Maturing within 1 year     $ 3,005   5.706%      $ 8,509      $ 6,026
   Maturing between 1-5 years  13,143   6.083%        4,002       10,512

      TOTAL                    16,148                12,511       16,538

U.S. Government Agencies:
   Maturing within 1 year           0                 2,000        1,998
   Maturing between 1-5 years   1,998   6.063%        5,982       10,488
   Maturing between 6-10 years 35,004   6.468%       29,426       21,390
      TOTAL                    37,002                37,408       33,876

State and Political Subdivisions:
   Maturing within 1 year       2,308   5.204%        5,737        4,528
   Maturing between 1-5 years  16,004   4.688%       18,594       21,727
   Maturing between 6-10 years 10,802   4.605%        6,138        2,840
   Maturing over 10 years          69   6.806%           69           64
         TOTAL                 29,183                30,538       29,159

Federal Reserve Stock             128   6.000%          128          128

Other Securities:
   Maturing within 1 year       2,017   6.163%       3,056         4,763
   Maturing between 1-5 years   5,015   6.035%       9,068        12,172
   Maturing between 6-10 years  8,063   4.704%         743             0
         TOTAL                 15,095               12,867        16,935

Equity Securities
   Maturing within 1 year
   Maturing between 1-5 years
   Maturing between 6-10 years
          TOTAL                     0                    0             0

Total Before Allowance For
      Unrealized Gains         97,556               93,452        96,636

Add: Unrealized Gains           1,418                  241            33

           TOTAL SECURITIES   $98,974              $93,693       $96,669

Item II(C) Securities With One Issuer Exceeding Ten Percent of Stockholders' Equity - NONE

GUIDE 3

Schedule VI

Item II(A) and (B)      Investment Portfolio - Available For Sale

                                                December 31,
(In Thousands)                      1998             1997          1996
                                Book     Average      Book         Book
                                Value     Yield       Value        Value
U.S. Treasury Securities:
   Maturing within 1 year      $ 3,005    5.706%    $     0      $ 1,000
   Maturing between 1-5 years   13,143    6.083%      4,002        1,995
        TOTAL                   16,148                4,002        2,995

U.S. Government Agencies:
   Maturing within 1 year            0                    0        1,998
   Maturing between 1-5 years    1,998    6.063%      4,482        8,488
   Maturing between 6-10 years  35,004    6.468%     28,426       21,390
        TOTAL                   37,002               32,908       31,876

State and Political Subdivisions:
   Maturing within 1 year        2,308    5.204%
   Maturing between 1-5 years   16,004    4.688%
   Maturing between 6-10 years  10,802    4.605%
   Maturing over 10 years           69    6.806%
        TOTAL                   29,183                    0            0

Federal Reserve Stock              128    6.000%          0            0

Other Securities:
   Maturing within 1 year        2,017    6.163%
   Maturing between 1-5 years    5,015    6.035%
   Maturing between 6-10 years   8,063    4.704%
        TOTAL                   15,095                    0            0

Equity Securities
   Maturing within 1 year
   Maturing between 1-5 years
   Maturing between 6-10 years
         TOTAL                       0                     0            0

Total Before Allowance For
      Unrealized Gains/(Losses) 97,556                36,910       34,871

Add: Unrealized Gains            1,418                   241           33

      TOTAL SECURITIES         $98,974               $37,151      $34,904

GUIDE 3

Schedule VI

Item II(A) and (B)        Investment Portfolio - Held to Maturity

                                                December 31,
(In Thousands)                      1998             1997          1996
                                Book     Average      Book         Book
                                Value     Yield       Value        Value
U.S. Treasury Securities:
   Maturing within 1 year                           $ 8,509      $ 5,026
   Maturing between 1-5 years                             0        8,517
         TOTAL                      0                 8,509       13,543

U.S. Government Agencies:
   Maturing within 1 year                             2,000            0
   Maturing between 1-5 years                         1,500        2,000
   Maturing between 6-10 years                        1,000            0
         TOTAL                      0                 4,500        2,000

State and Political Subdivisions:
   Maturing within 1 year                             5,737        4,528
   Maturing between 1-5 years                        18,594       21,727
   Maturing between 6-10 years                        6,138        2,840
   Maturing over 10 years                                69           64
         TOTAL                      0                30,538       29,159

Federal Reserve Stock               0                   128          128

Other Securities:
   Maturing within 1 year                             3,056        4,763
   Maturing between 1-5 years                         9,068       12,172
   Maturing between 6-10 years                          743            0
        TOTAL                       0                12,867       16,935

Equity Securities
   Maturing within 1 year
   Maturing between 1-5 years
   Maturing between 6-10 years
        TOTAL                       0                     0            0

Total Before Allowance For
      Unrealized Gains/(Losses)     0                56,542       61,765

Add: Unrealized Gains
        TOTAL SECURITIES        $   0               $56,542      $61,765


GUIDE 3

Schedule VII                 Analysis of Loans

Item III(A) - Types of Loans:             December 31

(In Thousands)
                            1998       1997     1996      1995      1994
Real estate loans:
      1-4 Family Residential
                         $64,074   $ 66,041 $ 61,668   $52,673  $ 48,443
Farmers                    2,797      2,342    2,098     2,337     1,832
Commercial                71,443     75,484   72,492    28,695    31,161
Loans to farmers           1,397      1,449    1,310     1,148     1,601
Commercial and industrial loans
                          62,781     72,555   50,548    83,672    74,165
Loans to individuals:
  Credit cards             1,933      1,834    1,799     1,661     1,562
  Consumer installment loans
                          64,774     86,304  101,688    53,121    35,645
Lease financing receivables    0         17       17    10,059       219

     Total Loans         269,199    306,026  291,620   233,366   194,628
Less: Unearned income        305        470      735     1,253     2,110
     Allowance for loan losses
                          10,137      5,236    3,190     2,413     2,146
           Net Loans    $258,757   $300,320 $287,695  $229,700  $190,372

Item III(B) - Maturities and Sensitivities of Loans to Changes in Interest Rates at December 31, 1998:

(In Thousands)
Domestic:
                                         Interest Rates
                               Total
                               Loans          Predetermined          Floating
Commercial, Financial and Agricultural
   Due in 1 year or less     $13,565            $10,174               $ 3,391
   Due after 1 year through 5 years
                              35,215             26,411                 8,804
   Due after 5 years          15,398             11,549                 3,849

                             $64,178            $48,134               $16,044

Item III(C) - Risk Elements

1. Non-accrual, Past Due and Restructured Loans
(In Thousands)                               December 31
                              1998       1997       1996       1995       1994

    (1)(a)Total non-accrual loans
                           $16,180     $3,971     $2,287     $3,133     $2,298
    (1)(b)Accruing loans past due
            90 or more days$   671     $2,447     $1,288     $2,043     $1,116
    (1)(c)Troubled debt restructuring
                           $ 2,363     $2,892     $  983     $1,226     $1,147
    (2)(i)Interest income that would
          have been recorded on
          non-accrual loans$ 2,967     $  259     $  122     $  158     $  104

    (2)(ii)Interest recorded on
           non-accrual loans
           included in net income
           for the period  $   420     $   38     $   17    $   21      $   15

    (3)Registrant's policy for placing loans on non-accrual status - See Summary of Significant Accounting Policies under heading "Loans" on Registrant's Consolidated Financial Statements for the year ended December 31, 1998, included in Item 8 of Form 10-K.

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

3.  Foreign Outstanding Loans - None

4. Loan Concentrations - See Item III (A)

GUIDE 3
Schedule VIII(a)
Item III (C)(1)
                      SOUTHERN JERSEY BANCORP OF DELAWARE, INC.

CHARTER 9498  ANALYSIS OF REPRICING OPPORTUNITIES     DECEMBER 31, 1998

REPRICING OPPORTUNITIES FOR:
      Three  Three-   Six Mo.-   One-     Three-   Five    All   Total
      Mo.    Six Mo.  One Yr.  Three Yr.  Five Yr   Yrs+  Other  Assets    %

Total Loans and Leases
   $25,606  $17,636  $19,069   $95,780   $35,060 $59,563       $252,714 52.36%
Debt Securities
     3,258        0    4,648    30,369     6,480  54,091  $128   98,974 20.51%
Trading Account Assets
                                                                      0  0.00%
Other Interest-Bearing Assets
    67,700                                                       67,700 14.03%
Total Interest-Bearing Assets
    96,564   17,636   23,717   126,149    41,540 113,654   128  419,388 86.89%
Loan and Lease Loss Reserve                             10,137) (10,137(2.10)%
Non-Accrual Loans                                       16,180   16,180  3.35%
All Other Assets Including Cash
    21,329                                              35,905   57,234 11.86%
Total Assets
  $117,893  $17,636  $23,717 $126,149 $41,540 $113,654 $42,076 $482,665100.00%


Deposits in Foreign Offices                                      $    0  0.00%
CDs over $100,000
   $14,453   $9,477  $18,881   $12,214  $11,081                  66,106 13.70%
Other Time Deposits
    39,952   18,762   29,446    21,077   37,962                 147,199 30.50%
MMDA 3,775    3,775   11,325    18,875                           37,750  7.82%
Other Savings
     6,744    6,744    6,744    20,232   13,488  13,488          67,440 13.97%
NOW 12,337    6,168    6,168    12,337   12,337  12,337          61,684 12.78%

Mortgages & Capitalized Leases &
 Treasury Notes                                                       0  0.00%
Other Nondeposit Interest-Bearing Liabilities                         0  0.00%

Total Interest-Bearing Liabilities
    77,261   44,926   72,564    84,735  74,868  25,825       0  380,179 78.77

Demand Deposits
    18,703                      28,011  13,077   5,596           65,387 13.54%

All Other Liabilities                                    5,010    5,010  1.04%

Total Liabilities
    95,964   44,926  72,564    112,746  87,945  31,421   5,010  450,576 93.35

Total Equity (Excluding Limited Life Pref.Stock)
                                                        29,849   32,089  6.65%
Total Liabilities & Capital
   $95,964  $44,926 $72,564   $112,746 $87,945 $31,421 $34,859$482,665 100.00%

Net Positions - Total Assets
   $21,929 $(27,290)$(48,847)  $13,403$(46,405) $82,233 $7,217

Less: Liabilities and Capital
Cumulative Position Ratios
               0.96     0.75      0.87    0.79     0.99

Total Assets
   117,893 135,529  159,246   285,395  326,935  440,589 482,665

Total Liabilities & Capital
    95,964 140,890  213,454   326,200  414,145  445,566 480,425

Total Assets Less Liabilities & Capital
   $21,929 $(5,361)$(54,208) $(40,805)$(87,210) $(4,977) $2,240

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


GUIDE 3
Schedule IX
Item IV (A)(1)
                            SUMMARY OF LOAN LOSS EXPERIENCE
(In Thousands)               For The Years Ended December 31,
                        1998       1997      1996        1995       1994
Balances at beginning of year
                      $5,236   $  3,190  $  2,413    $  2,146   $  2,135
Loan charge-offs:
   Real estate loans:
     1-4 family residential
                           0         65        46           2         98
     Farmers               0          0         0           0          0
     Commercial        1,045          0        37          17         53
   Loans to farmers       14         24         0          10         91
   Commercial and industrial loans
                       5,569        703       862         508        142
   Loans to individuals:
     Credit cards        183        114        67          75         40
     Consumer installment loans
                       5,670      6,933       199         317        225
   Lease financing receivables
                           0          0         0         140        150
       Total Charge-offs
                      12,481      7,839     1,211       1,069        799

Recoveries of loans previously
charged off:
  Real estate loans:
    1-4 Family residential 0          1         0           3          2
    Farmers                0          0         0           0          0
    Commercial            55          0         1           0          0
  Loans to farmers         2          0         0           0          2
  Commercial and industrial loans
                         500          1        15          13         32
  Loans to individuals:
    Credit cards          19         17        27           7          2
    Consumer installment loans
                       1,536      1,899       140          47         47
  Lease financing receivables
                           0          0         0           0          0
      Total recoveries 2,112      1,918       183          70         85

 NET CHARGE-OFFS      10,369      5,921     1,028         999        714

Allowance charged to operations
                      15,270      7,967     1,805       1,266        725
Balances at end of year
                     $10,137   $  5,236  $  3,190    $  2,413   $  2,146
Average loans outstanding
 during year        $290,487   $302,354  $263,904    $210,327   $169,025
Ratio of net charge-offs to
 average loans outstanding during
 year                  3.569%     1.958%    0.390%      0.475%     0.422%

Item IV(B)        Allocation of Allowance for Loan Losses

  The allowance for loan losses is maintained at a level considered by Management to be adequate to provide for losses which may be incurred on loans currently held based on a detailed evaluation of the loan portfolio, historical experience, current economic trends and other factors relevant to the collectibility of the loans in the portfolio. Credit risk, the risk that a borrower will fail to perform to the loan agreement, is managed by limiting the total amount of loans outstanding and by applying normal credit policies to all lending activities. Collateral is obtained based on Management's credit assessment of the customer. Loans are further subject to interest rate risk and risk from geographic concentration of lending activities. Interest rate risk is managed through various asset/ liability management techniques. Loan policies and administration are designed to provide assurance that loans will only be granted to creditworthy borrowers, although credit losses are expected to occur because of subjective factors and factors beyond the control of the Bank. The Bank is mandated by the Community Reinvestment Act and other regulations to conduct most of its lending activities within the geographic area where it is located. As a result, the Bank and its borrowers may be vulnerable to the consequences of changes in the local economy.

GUIDE 3

Schedule X

Item V(A) - Average Deposits

                                          December 31
(In Thousands)                 1998               1997             1996
                        AVG. AMT.    %    AVG. AMT.      %  AVG. AMT.    %
Non-interest bearing demand deposits
                         $64,585    0.0    $ 57,940     0.0 $ 65,727    0.0
Interest bearing demand deposits
                          97,149    2.8      99,022     2.7   91,500    2.9
Savings accounts and CDs under $100,000
                         213,435    5.8     193,431     5.6  159,848    5.8
CDs $100,000 or more      64,933    5.2      64,758     5.6   62,152    4.7

    Total Average Deposits
                        $440,102    4.9    $415,151     4.8 $379,227    4.7

Item V(D) - Deposits Summary

(In Thousands)                                      1998

Demand deposits:
  Non-interest bearing                            $65,387
  Interest bearing                                 61,683
 (Money Market and N.O.W. Accounts)
Savings deposits                                  105,191
Time deposits under $100,000                      147,199
Time deposits $100,000 or more                     66,106

    Total Deposits                               $445,566

The remaining maturity on certificates of deposit of $100,000 or more is presented below:

(In Thousands)                                      1998
Maturity

3 months or less                                  $14,453
3 months to 6 months                                9,477
6 to 12 months                                     18,881
Over 12 months to 5 years                          23,295
Over  5 years                                           0
            Total                                 $66,106

GUIDE 3

Schedule XI

Item VI - Return on Equity and Assets
                                              December 31
                                       1998       1997      1996
 (1)           Return on assets       (1.63)%     0.18%     1.25%
 (2)           Return on equity      (23.18)%     1.91%    13.39%
 (3)           Dividend payout ratio  (4.32)%   160.00%    23.06%
 (4)           Equity to assets ratio  7.04%      9.39%     9.36%


Item 2.   Properties

   The following table sets forth the location and principal offices of Registrant and its subsidiary.

   Location                         Use
 Bridgeton, New Jersey             Executive Offices and Main Bank Office
 Bridgeton, New Jersey             Branch Office (West Broad Street)
 Bridgeton, New Jersey             Operations Center and Computer Facilities
*Upper Deerfield, New Jersey       Branch Office (Carll's Corner)
 Upper Deerfield, New Jersey       Branch Office (Seabrook)
 Fairton, New Jersey               Branch Office
 Penns Grove, New Jersey           Branch Office
 Pennsville, New Jersey            Branch Office
 Rosenhayn, New Jersey             Branch Office
*Vineland, New Jersey              Branch Office (Landis Avenue)
 Millville, New Jersey             Branch Office
 Millville (Airport), New Jersey   Branch Office
 Wilmington, Delaware              Administrative Office for F&M Investment
                                   Company
*Salem City, New Jersey            Branch Office
*Washington Township, New Jersey   Branch Office

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

Item 3.     Legal Proceedings
                 None

Item 4.     Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders of Registrant during the fourth quarter of fiscal year 1998.

                               PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
                          Matters

Market Information for Common Stock.

  Registrant's common stock is inactively traded on a local basis, and the range of sales prices known to Management based on quotes from the National Quotation Bureau and transactions noted in the transfer and issuance of Registrant's common stock certificates, for each quarter during the two most recent years are as follows:

(Per share data give retroactive effect to stock dividend)

                                  1998                    1997
                            High         Low        High         Low
      First Quarter        $61.50      $59.50     $41.25       $40.00
      Second Quarter       $60.00      $49.50     $45.00       $41.25
      Third Quarter        $49.50      $41.00     $45.50       $45.00
      Fourth Quarter       $41.00      $26.00     $60.50       $45.50

Holders

  At March 26, 1999, there were 482 holders of record of Registrant's common stock.

Dividends

   Registrant declared cash dividends of $.29 per share payable to its common shareholders on June 30, 1998, for a total of approximately $328,000.

   Registrant declared 3% stock dividends payable to its common shareholders on December 10, 1998. A total of 32,683 shares were distributed on January 1, 1999 to all common shareholders of record as of December 21, 1998. Cash paid for fractional shares totaled approximately $4,000.

   Registrant declared cash dividends of $.58 per share payable to its common shareholders on June 30, 1997 and December 31, 1997, for a total of $1.16 per share or approximately $1,306,000.

  For restriction on dividends, see Note 15 to the consolidated financial statements. Currently, dividends may not be paid without prior approval of the Company's regulators.


Item 6.        Selected Financial Data

  The following table presents selected financial data of the Registrant. The historical data should be read in conjunction with the consolidated financial statements and the related notes thereon in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. (Per share data give retroactive effect to stock dividends.)

In Thousands except per share data
                              Year Ended December 31

                           1998      1997      1996       1995       1994

Interest income         $33,283   $33,800   $30,390    $28,212    $24,616
Interest expense         18,400    17,159    14,870     13,114     10,731
Net interest income      14,883    16,641    15,520     15,098     13,885
Provision for loan losses15,270     7,967     1,805      1,266        725
Net interest income after provision for
  loan losses              (387)    8,674    13,715     13,832     13,160
Non-interest income       3,509     3,043     3,246      2,743      2,308
Non-interest expenses    15,842    11,590    10,357     10,023      9,580
Income before income taxes
                        (12,720)      127     6,604      6,552      5,888
Provision(benefit) for income taxes
                         (4,888)     (710)    1,276      1,700      1,411
Net Income               (7,832)      837     5,328      4,852      4,477

Cash dividends declared on common stock
                            332     1,306     1,195      1,093      1,054
Dividend payout ratio      (4.2%)   156.0%     22.4%      22.5%      23.5%

Per Common Share Amounts

Basic earnings per share $(6.95)   $  .75     $4.77      $4.30     $3.97
Diluted earnings per share
                         $(6.95)   $  .73     $4.67      $4.26     $3.95
Cash dividends declared on common stock
                         $  .29    $ 1.16     $1.07      $ .97     $ .93
Year-End Balances

Total assets           $482,665  $483,354  $430,324   $404,240  $372,896
Investment securities    98,974    92,693    96,669    114,320   138,144
Loans, net of unearned income
                        268,894   305,556   290,885    232,113   192,518
Deposits                445,566   438,464   385,384    363,433   337,223
Shareholders' equity     32,089    39,559    39,751     36,643    32,555

Selected Share Data

Common shares outstanding 1,127    1,124      1,118     1,118      1,132

Weighted average common shares
  Outstanding             1,127   1,120       1,118     1,128      1,129

At December 31:
   Book value per common share
                        $28.46   $35.20     $35.58    $32.79     $28.76

Item 7.         MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following discussion contains forward-looking statements. The Company's actual results may differ significantly from those projected in the forward-looking statements.

OVERVIEW

The Company's results of operations for 1998 continued to be negatively impacted by a series of credits that first impacted the Company at the beginning of the third quarter of 1997. Specifically, the marine loans which totaled approximately $37,603,000 at December 31, 1997, continued to deteriorate as the Company provided another $314,306 in loan loss provision therefore. In addition, the Company charged off approximately $3,230,000 of these marine loans in 1998.

The boats held by the Company for resell required $1,733,000 in reserves to be established and $821,123 in repossession and legal cost in 1998. In summary, the Company's recent experience with the marine loan portfolio, although historically it has been a profitable line of business for the Company, was unsuccessful.

As a result of the Company's recent experience with its marine loan portfolio, the Company sold approximately $19,700,000 of the marine portfolio at a 1.4% discount from face value. Other than the marine loans sold in February 1999, the Company still had $7,088,000 in marine loans it did not sell. It also held 142 repossessed boats to be sold with a market value of approximately $2,196,000. The marine loans retained by the Company total include approximately $518,000 on non-accrual.

In addition to the losses suffered from the marine portfolio, the Company also experienced significant losses from its commercial loan portfolio. The Company was required to provision $7,421,000 to its Allowance for Loan and Lease Losses ("ALL") to cover its commercial loan losses in 1998. The Company again, as in 1997, increased in 1998 the percentage of total loans covered by the ALL.
The ALL, as a result, almost doubled in 1998 for an increase of 93.6% or $4,901,000 to $10,137,000. As with the marine loan portfolio in 1997, in 1998 the company discovered another long-time senior executive loan officer who purposely disregarded long-standing Company lending policies to the detriment of the Company. As a result of these officer transgressions, the Board of Directors has taken a more proactive approach to monitoring Company lending and its adherence to Company policies including the utilization of a well-qualified outsourced internal audit function.

Finally, losses on real estate loans increased significantly. The Company experienced in 1998 a 247% increase in losses on foreclosed real estate from 1997. These losses increased $643,000 from $260,000 in 1997 to $903,000 in 1998. The continuing depressed market area the Company primarily serves is the primary explanation for the deterioration in its real estate loan portfolio. Indeed, the United States Government declared Cumberland County as a Federal Empowerment Zone and intends to provide up to $230 million over the next 10 years to buttress the local economy. Cumberland County was one of only 20 communities in the United States to be named a Federal Empowerment Zone.

RESULTS OF OPERATIONS

The Company had a consolidated net loss of $7,832,000 for the twelve months ended December 31, 1998, as compared to $127,000 in consolidated net income for the comparable period of 1997. The $7,959,000 decrease in net income is primarily attributable to the installment loan charge offs associated with the marine loans discussed above, the $5,582,000 in commercial loan charge-offs in 1998, and the Company's real estate loan portfolio which accounted for $1,045,000 in charge-offs in 1998.

The following is a comparison of the consolidated basic earnings per share of Common Stock of the Company for the years ended December 31, 1998, 1997, and 1996.

                                         Years ended December 31

                                     1998           1997           1996
Basic Earnings (Loss) Per Share    $(6.95)          $.75          $4.77
Diluted Earnings (Loss) Per Share  $(6.95)          $.73          $4.67

LOANS

The Company had $258,757,000 in Total Loans at December 31, 1998, as compared to 300,320,000 in Total Loans at December 31, 1997 and $291,620,000 at December 31, 1996. The 16.1% decrease in total loans in 1998 is a result of the Company's tightening of credit standards and the implementation of its revised loan policy. Not wanting to make significant out-of-territory loans, the Company has found it difficult to obtain good performing assets in its primary market area. Also, significant attention of the Company's lending personnel is directed at collecting problem credits in addition to generating new loans.

Standby letters of credit amounting to $6,904,000 and $5,960,000 were outstanding as of December 31, 1998 and 1997 respectively.

Loan commitments and unused lines of credit outstanding as of December 31, 1998 and 1997 were $16,296,000, $17,332,000 respectively.

During the year 1998, 312 new loans totaling $11,597,630 were booked which includes refinancing and renewals of existing loans. Loan volume has decreased, however, as a result of management's desire to increase the quality of the loan portfolio and to maintain adequate capital levels.

The Company's loan portfolio as of December 31, 1998, is classified as follows: Real Estate Mortgage Loans - 51%; Agricultural and
Commercial Loans - 24%; and Installment and Consumer Credit - 25%.

INTEREST INCOME

The Company had consolidated interest income from its loans and investment securities of $33,283,000, $33,800,000, and $30,390,000, for the years ended December 31, 1998, 1997, and 1996 respectively, or an 1.6% decrease for the comparable period of 1997 to 1998. The $517,000 decrease in interest income as of December 31, 1998, is mainly attributable to the $41,563,000 decrease in loans at the Company and the redeployment of new deposits and maturing loans into lower yielding investment securities and Federal funds sold.

The Company's investment portfolio increased by $6,281,000 or 6.78% at December 31, 1998, from December 31, 1997. Interest income on investment securities, however, decreased in the amount of $140,000 or 2.3% from December 31, 1997, to December 31, 1998. This decrease in interest Income on investment securities resulted from lower market yields on replacement investment securities for matured and called investment securities.

NET INTEREST INCOME

Net Interest Income, the difference between interest income and interest expense, is a significant component of performance of a banking organization. Net interest incomee was $14,883,000 for the year ended December 31, 1998, a decrease of $1,758,000 or 10.6% over net interest income of $16,641,000 earned during 1997. Net interest income was $15,520,000 for the year ended December 31, 1996.

Management attributes the decrease in net interest income for 1998 primarily to the substantial decrease in the amount of interest income earned on loans which return a higher yield to the Company than interest earned on investment securities and the increased volume of Federal funds sold. This was coupled with the moderate increase in the amount of interest expense paid by the Company on its time deposits. The increase in time deposit interest expense was primarily a result of the Bank issuing approximately $42,000,000 in five year certificates of deposit in the third quarter of 1997.

NON-INTEREST INCOME

Non-Interest Income consists primarily of service fees on deposit accounts, Trust Department income, commissions, collection fees, credit card fees, and rental income from safe deposit boxes. The Company's non-interest income was $3,509,000 for the year ended December 31, 1998, as compared to $3,043,000 for the year ended December 31, 1997. The Company's non-interest income was higher For the twelve months of 1998 as compared to the same period in 1997 because of the 157.5% increase in income on the cash value of life insurance in which the Bank is the owner and beneficiary of the policy. All but approximately $100,000 of the increase in non-interest income in 1998 is attributable to the income on the cash value of life insurance. The other $100,000 increase is a result of increases in Trust Department fees and other deposit service fee income.


NON-INTEREST EXPENSES

Non-Interest Expenses consist of salaries and employee benefits, occupancy, equipment, FDIC assessments and other miscellaneous expenses such as stationary and supplies, professional fees, postage, advertising, etc. The Company's non-interest expense was $15,842,000 and $11,590,000 for the years ended December 31, 1998 and 1997 respectively. The 36.7% increase in non-interest expense from December 31, 1997 to December 31, 1998, was mainly a result of a $643,000 increase in losses on foreclosed real estate, a $1,733,000 reserve established for other assets, and a charge of $821,000 for repossession and legal expense for other assets. These three items comprise $3,197,000 or 75.2% of the overall $4,252,000 million increase in non-interest expense from 1997 to 1998. Other than those three items, non-interest expense rose in accordance with past years as the Company incurred additional personnel, professional, and occupancy fees.

PROVISION (BENEFIT) FOR INCOME TAXES

Provision (benefit) for income taxes were ($4,888,000), ($710,000) and $1,276,000 for the years ended December 31, 1998, 1997 and 1996 respectively. Income tax expense was $4,178,000 lower in 1998 than in 1997 because of the significant losses realized by the Company as a result of the loan charge offs.

DEPOSIT ACCOUNTS

Total Deposit Accounts are composed of demand (non-interest bearing) deposits, Money Market accounts, Super NOW accounts, savings accounts, jumbo ($100,000 and over) time accounts, and other time deposits.
The Company had $445,566,000 in total deposits at year-end 1998, and increase of $7,102,000 or 1.62% over the $438,464,000 in total deposits at year-end 1997.

The Company's total deposits continued to increase in 1998 because of the Company's strong capital position, which is attracting new deposits from customers of the several large regional banks, which recently merged. Additionally, the opening of several new branches in prior years by the Company has expanded the Company's penetration in its primary market area. The Company expects its total deposits to decrease in 1999 as it will not aggressively bid on public fund deposits and will not be a market leader in rates paid on short-term depository products in order to enhance its interest income and strengthen the Company's capital ratios.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company's Allowance for Loan and Lease Losses (ALL) as a percentage of gross total outstanding loans was 3.77% at December 31, 1998, 1.71% at December 31, 1997, and 1.09% at December 31, 1996. Management estimates the required ALL and makes the necessary provisions thereto on a monthly basis and any deficiency in the ALL is made up by charging current operating income.

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

The Company had $16,180,000 or 6.01% of total loans outstanding on a non-accrual status on December 31, 1998, $3,971,000 or 1.29% of total loans outstanding on non-accrual status on December 31, 1997, and $2,287,000 or .78% of total loans outstanding on a non-accrual status on December 31, 1996. Non-accrual loans are those loans from which, in management's opinion, the collection of additional interest is questionable.

The increase in the ALL of $4,901,000 from $5,236,000 as of December 31, 1997, to $10,137,000 as of December 31, 1998, was a result of the increased charge-offs and non-accrual loans experienced by the Company in 1998 and management's desire to increase the ALL percentage of total loans from 1.71% to 3.77%.

The increase in the amount of loans on a non-accrual status is attributable to the loans being classified by the Company's internal loan review after 95% of the commercial loan portfolio was reviewed and the Company's due diligence.

Loan charge-offs were $12,481,000 or 4.63% of total loans and $7,839,000 or 2.56% of total loans, and $1,211,000 or .42% of total loans respectively for the years ended December 31, 1998, 1997 and 1996. The increase from 1997 to 1998 in charge-offs was primarily a result of the non-performing installment retail loans including the marine loans and the large increase in charge-offs in the Commercial loan portfolio. Commercial loan charge-offs increased dramatically from $727,000 in 1997 to $5,582,000 in 1998. This 678.1% increase in commercial loan charge-offs primarily resulted from a failure of the internal control systems to adequately monitor lending exceptions from the established loan policies, which were committed by long-time trusted, senior executive officers.

The lack of adequate internal controls in the Company's commercial lending department resulted in the discovery of numerous loans that were in violation of established policies. Virtually the entire loan department of the Company has been changed since the third quarter of 1998 and the Board of Directors has under taken a review of 95% of the Company's commercial loan portfolio, and continues to be actively engaged in ongoing loan review.

ASSET AND LIABILITY MANAGEMENT

The major objectives of the Company's asset and liability management are to (1) manage exposure to changes in the interest-rate environment to achieve a neutral interest sensitivity position within reasonable ranges, (2) ensure adequate liquidity and funding, (3) maintain a strong capital base, and (4) maximize net interest income opportunities. The Company manages these objectives centrally through Management's Asset and Liability Committee. Members of the Committee meet monthly to develop balance sheet pricing strategies affecting the future level of net interest income, liquidity, and capital. Factors that are considered in asset and liability management include forecasts of balance sheet mix, the economic environment, the anticipated direction of interest rates, and the Company's earnings sensitivity to changes in these rates.

LIQUIDITY

The Company must maintain adequate liquidity to ensure the availability of funds for loan growth, the purchase of investment securities, deposit withdrawals, and maturing liabilities. Cash and cash equivalents, cash and due from banks, interest bearing time deposits at other depository institutions and Federal funds sold are the Company's most liquid assets.

The Company had Federal Funds sold of $67,700,000 at December 31, 1998, as compared to $40,950,000 at December 31, 1997, and $12,900,000 at
December 31, 1996. The increase of 65.3% in Federal Funds sold as of December 31, 1998, as compared to December 31, 1997, is mainly attributable to the large reduction in new loans being booked at the Company and the desire to provide sufficient liquidity for the Company's customers.

The Company's investment securities portfolio, in addition to the earnings it generates, supplies needed liquidity. As of December 31, 1998, the Company had $7,367,000 or 7.44% of the portfolio maturing in one year or less, $36,849,000 or 37.23% maturing in over one year and within five years, $54,546,000 or 55.12% maturing in over five years and within 10 years, and $212,000 or 0.21% maturing in over 10 years.

By maintaining adequate liquidity in its investment portfolio, the Company has positioned itself to take advantage of changes in interest rates and increased loan demand.

Additionally, 20% of the Company's loan portfolio has a maturity date of one year or less. This permits the company to utilize re-pricing opportunities arising from changing interest rates. The remaining portion of the loan portfolio included a significant number of loans that the Company is able to reprice rapidly enough that any repricing of deposits would not have a material adverse effect on the Company's net interest income margin.

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

While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a complete picture of interest rate sensitivity. The Company, therefore, also uses simulation techniques to project future net interest income streams incorporating the current "gap" position, the forecast balance sheet mix, and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenarios. The Company's interest sensitivity at December 31, 1998, was essentially liability sensitive within reasonable ranges.

CAPITAL ADEQUACY

The maintenance of appropriate levels of capital is a management priority. Overall capital adequacy and dividend policy are monitored on an ongoing basis by management and are reviewed monthly by the Company's Board of Directors. Management discusses the Company's capital plans with the Board of Directors on a frequent basis.
The Company's principal capital planning goals are to provide an Attractive return to stockholders while maintaining a sufficient base from which to provide for future growth.

The Company's Tier 1 and Total risk based capital ratios along with the Total Leverage Ratio exceeded the minimum ratios required by the Office of the Comptroller of the Currency (OCC), the Bank's primary regulator, as demonstrated in the following chart:

                                          Capital Ratios
                                1998         1997        1996  Required

Tier 1 Risk Based Capital Ratio
(Tier 1 Risk based Capital to Risk-Weighted Assets)
                                 8.8        11.3        12.5       4.0

Total Risk Based Capital Ratio
(Total Risk Base Capital to Risk-Weighted Assets)
                                10.1        12.5        13.6       8.0

Total Leverage Ratio
(Stockholders' Equity to Adjusted Total Assets)
                                 5.9         8.2         8.9       4.0


REGULATORY ACTION

On December 10, 1998, the Company entered into a Memorandum of Understanding (the "MOU") with the OCC that, among other things, required the Company to maintain a Total Leverage Ratio of at least
6.0%. The Company was not in compliance with this requirement at December 31, 1998, with a Total Leverage Ratio of 5.50%. Also, pursuant to the MOU, the Company must review and revise various policies, including its lending, capital planning, liquidity, and asset-liability management policies, and conduct a thorough review of its loan portfolio. The Company is currently undergoing an examination by the OCC and believes it will be found in substantial compliance with all requirements of the MOU other than the hiring of a new chief operating officer of the Company and maintaining its Total Leverage
Ratio at a minimum of 6.0%. At February 28, 1999, this ratio was 5.76%. Failure to substantially comply with all requirements of the MOU may result in the imposition of a formal order against the Company by the OCC.

ASSET QUALITY

The Board of Directors grants lending authority to individual officers and to loan committees. The Chairman of the Board is empowered to appoint members to the various loan committees. There are two committees appointed annually by the Chairman as follows: 1) The Management Loan committee.
The chairman of this committee is the President or, in his absence, one of the Senior Vice presidents of the Company. This Committee meets weekly, approves or rejects loans up to $1,000,000, and recommends loans to the Directors Loan Committee or the Board of Directors for loan requests over that amount; 2) The Directors Loan Committee. This committee is comprised of four outside board members, one of whom is appointed Chairman and, for loan approval or rejection purposes, is joined by two members (Senior
Vice President or higher) of the Management Loan Committee. In addition to approving loans over $1,000,000 and up to $2,000,000 or recommending or passing loans to the full loan policies to the Board of Directors; b) to review the allowance for loan losses; c) to review charge offs, delinquent loans and action plans; d) to review other loan reports as submitted by management; e) to recommend guidelines for management pertaining to market and economic conditions; and f) review reports from loan review officers as to the condition of the loan portfolio.

All authority to make loans is delegated by the board of Directors to specific officers. Therefore, the Board must annually pass a resolution granting authority to various officers in various dollar amounts. Generally speaking, the Company's philosophy is to serve customers through relatively high lending authority to Committees of senior officers or board members but to limit individual authority. Individual lenders may only combine their own authority with that of an Executive Vice President or the President. When approving a loan, the total borrowings, at the Company, when combined with the new loan request, must be within the lending authority of the approving officer or committees. Individual limits of lending authority are up to $250,000 secured and $100,000 unsecured.

The Company's independent loan review function is also an integral part of its overall loan administration. The loan review department is responsible for the evaluation of credit extensions with respect to quality, documentation and risk criteria. This department's direct reporting line to the Audit Committee of the Company's Board of Directors is intended to maintain its independence and to provide assurance that troubled situations will be identified and proper procedures followed to establish corrective measures. The loan review and risk rating systems are designed to provide the Company with an early warning mechanism to detect loans to customers with deteriorating financial conditions or loans that may represent potentially troubled situations.

In addition, the Company's internal audit department reviews loan documentation and collateral as part of its regular audit procedures.

The Company's Other Real Estate Owned portfolio of foreclosed properties was decreased from $2,016,000 at December 31, 1996 to $1,820,000 at December 31, 1997, to $1,310,000 at December 31,
1998. This decrease was a result of management's efforts to aggressively market and sell these properties.

YEAR 2000 COMPLIANCE

In the past, many computer systems were designed only to recognize a six-digit date structure(i.e. two digits for each of the month, day, and year). Many of these programs and systems may not be able to interpret and process accurately a six-digit date ending with "00".
To the extent these systems are unable to process into the year 2000, inaccurate results may be produced.

The Company utilizes computer hardware and software programs to conduct and support its ongoing operations. Management implemented a plan (the "Plan") in January 1997 to address the Company's Year 2000 situation. To implement the Plan, management established a task force responsible for overseeing the implementation of the Plan to completion. The Plan includes the estimated costs of repairing or replacing computer systems or software as necessary and is expected to cost between approximately $1.5 million and $2.0 million. To date, the Company has expended approximately $1.5 million to effectuate the Plan.

The Plan is comprised of several phases. The first phase involved the assessment of the Company's current systems and vendors to determine their Y2K compliance. The Company reviewed all of its software vendors, both banking specific and general software applications; hardware vendors; Trust Department vendors; third party service providers; and infrastructure issues. During this evaluation, the Company made the determination of what systems needed to be updated or replaced.

After the completion of this assessment, the Company began the upgrade or replacement of any systems that were identified as non-Y2K compliant in the assessment phase. This included the replacement of the Company's core accounting system hardware and software. The Company formed a committee to monitor this process. The conversion was completed by the end of the third quarter of 1998. The Company also performed several other replacements and upgrades to ensure year 2000 compliance. These upgrades are approximately 90% complete.

The Company is preparing for the validation phase of the project. The Company is prioritizing its systems based on the critical nature of each. Those of higher priorities will be tested and the results reviewed for accuracy. A Y2K Test Committee has been formed to complete this phase of the project. This committee will consist of members of the Company's management representing the various departments of the Company. The testing of internal applications is expected to be completed by March 31, 1999. The testing of external vendor relationships is expected to be completed by June 30, 1999.

Although the Company has developed and is implementing its Plan to address the Year 2000 issue, no assurances can be made that the Plan will be fully implemented within the estimated timeframe and cost; nor can any assurances be given, regardless of whether the Plan is fully and timely implemented, that the efforts of the Company will be, either partially or wholly, successful. Much of the Company's success in implementing its Plan will rely on third parties who are beyond the Company's control. The complete failure of the Company's Plan to address the Year 2000 situation may have a material adverse effect on the operations of the Company. As of September 30, 1998, the Company is uncertain of the magnitude of the impact the Year 2000 issue will have on its operations.
The Company anticipates that it will be better able to evaluate such concerns upon the completion of the Validation Phase of the Plan. Management is attempting to prepare contingency plans to address the partial or complete failure of the Plan, and/or the failure of third parties with whom the Company does business to address timely and successfully the Year 2000 issue.


Item 8. Financial Statements and Supplementary Data.
        SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
        Index to Consolidated Financial Statements
                                                     Page

Independent Auditor's Report                           32

Consolidated Balance Sheets                            33

Consolidated Statements of Operations                  34

Consolidated Statements of Shareholders' Equity        35

Consolidated Statements of Cash Flow                   36

Notes to Consolidated Financial Statements             38

Independent Auditor's Report - F&M Investment Company  62



INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors
Southern Jersey Bancorp of Delaware, Inc.

  We have audited the accompanying consolidated balance sheets of Southern Jersey Bancorp of Delaware, Inc., and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of F&M Investment Company, a wholly-owned subsidiary, which statements reflect total assets of $102,565,000 and $92,210,000 as of December 31, 1998 and 1997, respectively, and net interest income revenues of $5,891,000, $5,672,000 and $6,738,000 for each of the three years in the period ended December 31, 1998, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the F&M Investment Company, is based solely upon the reports of the other auditors.

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

  In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly in all material respects the consolidated financial position of Southern Jersey Bancorp of Delaware, Inc., and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.


Bridgeton, New Jersey
January 22, 1999

Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                 December 31
(dollars in thousands, except share and per share data)

                                            1998              1997
Assets
  Cash and due from banks               $ 18,879          $ 18,565
  Interest bearing deposits with banks     2,450             4,000
  Federal funds sold                      67,700            40,950
  Securities available for sale           98,974            37,278
  Securities held to maturity                  0            55,415
  Loans receivable, net of allowance for loan losses of
     $10,137 in 1998 and $5,236 in 1997  258,757           300,320
  Accrued interest receivable              4,076             3,625
  Premises and equipment - net             6,994             6,353
  Other real estate owned                  1,310             1,820
  Cash value of life insurance            10,831             8,164
  Other assets                            12,694             6,864

               Total assets             $482,665          $483,354
Liabilities
  Deposits:
     Demand deposits                    $ 65,387          $ 61,100
     Savings and NOW deposits            129,124           122,076
     Money market deposits                37,750            39,081
     Other time deposits                 213,305           216,207
             Total deposits              445,566           438,464
   Other liabilities                       5,010             5,331
                Total liabilities        450,576           443,795

Commitments and contingencies (Notes 11 and 14)

Shareholders' Equity

Shareholders' Equity
  Preferred stock, no par value;
   shares authorized - 500,000; no shares issued
  Common stock, par value $1.67 per share;
   shares authorized - 5,000,000;
   shares issued - 1,307,683               2,184             2,129
  Additional paid-in-capital               3,259             2,260
  Retained earnings                       29,549            38,767
  Accumulated other comprehensive income     936               159
  Treasury stock at cost -
   180,202 shares in 1998
   and 183,927 shares in 1997             (3,839)           (3,756)

        Total shareholders' equity        32,089            39,559
Total liabilities and shareholders' equity
                                        $482,665          $483,354


Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
                                          Year Ended December 31
(dollars in thousands, except per share data)
                                     1998            1997        1996
Interest Income

   Loans receivable              $ 24,624        $ 25,834    $ 22,441
   Investment securities            5,983           6,123       6,802
   Federal funds sold               2,480           1,830       1,147
   Deposits with banks                196              13           0

         Total interest income     33,283          33,800      30,390

Interest Expense
   Deposits                        18,400          17,159      14,870
         Net interest income       14,883          16,641      15,520
   Provision for loan losses       15,270           7,967       1,805
         Net interest income(loss) after
          provision for loan losses  (387)          8,674      13,715

Noninterest Income
   Service charges on deposit accounts
                                    1,707           1,693       1,677
   Income from fiduciary activities   834             745         694
   Income on cash value of life insurance
                                      587             228           0
   Other service charges and fees     378             372         460
   Net realized gains on sales of securities
                                        3               5         415
           Total noninterest income 3,509           3,043       3,246


Noninterest  Expense
   Salaries and employee benefits   6,575           6,254       5,598
   Loss on foreclosed real estate     903             260         259
   Loss on other assets             1,733               0           0
   Occupancy expense                2,196           1,973       1,777
   Examinations and FDIC assessments  250             143          98
   Postage, stationery and supplies   603             499         469
   Professional fees                1,020             977         647
   Repossession expenses for other assets
                                      821               0           0
   Other operating expenses         1,741           1,484       1,509
       Total noninterest expenses  15,842          11,590      10,357

   Income(loss) before income taxes
                                  (12,720)            127       6,604
   Provision(benefit) for income taxes
                                   (4,888)           (710)      1,276
   Net income(loss)              $ (7,832)        $   837     $ 5,328

   Net income(loss) per common and common
     equivalent share:
             Basic               $  (6.95)       $   .75      $  4.77
             Diluted             $  (6.95)       $   .73      $  4.67

   Average common and common equivalent
     shares outstanding:
             Basic                  1,127          1,120        1,118
             Diluted                1,127          1,148        1,141

Cash dividends declared, per share of common stock
                                $     .29      $    1.16     $   1.07

Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For The Three Years Ended December 31, 1998

                                   Accumulated
              Additional              Other                    Total
      Common   Paid-in    Retained Comprehensive  Treasury  Shareholders'
       Stock   Capital     Earnings  Income        Stock      Equity

(dollars in thousands, except share and per share data)


Balances at January 1, 1996

      $2,129    $2,260     $35,103  $  929       $(3,778)      $36,643
Comprehensive income:
  Net income for 1996        5,328
  Net change in unrealized gains(losses) on
  available-for-sale investment securities, net of
  taxes $(467)                        (907)
Comprehensive income                                             4,421
Cash dividends declared ($1.07 per share)
                            (1,195)                             (1,195)
Addition of 10,137 shares to the Treasury           (404)         (404)
Issuance of 10,134 shares from the Treasury          286           286


Balances at December 31, 1996

      2,129      2,260      39,236      22        (3,896)       39,751
Comprehensive income:
  Net income  for 1997         837
  Net change in unrealized gains(losses) on
   available-for-sale investment securities, net of
   taxes $71                            137
Comprehensive income                                               974
Cash dividends declared ($1.16 per share)
                            (1,306)                             (1,306)
Addition of 3,520 shares to the Treasury                    (166) (166)
Issuance of 9,789 shares from the Treasury          306            306


Balances at December 31, 1997

      2,129     2,260       38,767     159       (3,756)        39,559
Comprehensive income:
  Net loss for 1998         (7,832)
  Reclassification adjustment-
   Unrealized gain on available-for-sale securities
   transferred from held-to-maturity securities,
   net of taxes $396                   769
  Net change in unrealized gains (losses) on
   available-for-sale investment securities, net of
   taxes $4                              8
Comprehensive loss                                              (7,055)
Payment for fractional shares
  of stock dividends declared   (4)                                 (4)
3% common stock dividend
  distributable, 32,683 shares
         55       999       (1,054)                                  0
Cash dividends ($.30 per share)                             (328) (328)
Addition of 4,363 shares to the Treasury           (258)          (258)
Issuance of 8,088 shares from the Treasury          175            175

Balances at December 31, 1998
     $2,184    $3,259      $29,549 $   936      $(3,839)       $32,089


Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Year Ended December 31
(dollars in thousands)          1998              1997            1996

Operating  Activities
   Net income(loss)          $(7,832)          $   837         $ 5,328
   Adjustments to reconcile net income(loss) to net
   cash provided by(used in) operating activities:
    Depreciation of premises and equipment
                                 624               556             482
    Provision for loan losses 15,270             7,967           1,805
    Deferred income tax benefit
                              (2,851)             (457)           (842)
    Gains on sales of investment securities
                                  (3)               (5)           (415)
    Increase in accrued interest receivable
                                (451)             (342)            (98)
    Increase in cash value of life insurance
                              (2,667)           (8,164)              0
    Increase in other assets  (5,830)           (3,172)           (114)
    Increase(decrease) in other liabilities
                                (321)              155           1,025
    Provision for losses on other real estate
                                 536                68              78
    Amortization of premium on investment securities
                                 216               160             237
    Accretion of discount on investment securities
                                (112)              (36)            (73)
    (Gain)loss on disposal of bank premises and equipment
                                  (1)                2               0
    (Gain)Loss on disposal of other real estate owned
                                 143               (78)            (20)
         Net cash provided by(used in) operating activities
                              (3,279)           (2,509)          7,393

Investing Activities
  Net (increase)decrease in interest bearing deposits with  banks
                                1,500           (4,000)              0
  Net (increase)decrease in federal funds sold
                              (26,750)         (28,050)         14,900
  Purchase of available-for-sale investment securities
                              (47,666)         (16,490)        (15,923)
  Sales and maturities of available-for-sale investment securities
                               44,227           12,465          14,858
  Purchase of held-to-maturity investment securities
                              (13,870)          (9,306)         (1,986)
  Maturities and calls of held-to-maturity investment securities
                               12,088           17,277          19,538
  Net (increase)decrease in loans made to customers
                               28,142          (21,046)        (60,829)
  Purchase of bank premises and equipment
                               (1,276)          (1,293)           (883)
  Proceeds from the sale of other real estate owned
                                  495              661           1,660
  Proceeds from sales of premises and equipment
                                   12              595               0
      Net cash used in investing activities
        (carried forward)     $(3,098)        $(49,187)       $(28,665)


Southern Jersey Bancorp of Delaware, Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Year Ended December 31
(dollars in thousands)           1998              1997           1996

      Net cash used in investing activities
        (brought forward)     $(3,098)         $(49,187)      $(28,665)

Financing  Activities
   Net increase(decrease)in demand deposits
                                4,287             5,757        (21,973)
   Net increase in savings and NOW deposits
                                7,048             3,857         17,362
   Net increase(decrease) in money market deposits
                               (1,331)            3,086         (8,217)
   Net increase(decrease) in other time deposits
                               (2,902)           40,380         34,779
   Cash dividends                (328)           (1,306)        (1,195)
   Purchase of treasury stock    (258)             (166)          (404)
   Sale of treasury stock         175               306            286
       Net cash provided by financing activities
                                6,691            51,914         20,638

  Net increase(decrease) in cash and due from banks
                                  314               218           (634)
  Cash and due from banks at January 1
                               18,565            18,347         18,981
  Cash and due from banks at December 31
                              $18,879           $18,565        $18,347

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
     Interest                 $17,169           $17,089        $14,282
     Income taxes             $     0           $ 1,615        $ 1,775

OTHER NON-CASH ACTIVITIES:
     Transfer of loans, net of charge-offs to
        other real estate owned $ 188          $   455         $ 2,789
     Increase(decrease) in unrealized gain on
        available-for-sale investment securities
                              $     8          $   137         $  (907)
     Reclassification adjustment -
        unrealized gain on securities available-for-sale
        transferred from securities held-to-maturity
                              $   769         $      0        $      0


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

(b)         Principles of Consolidation

      The consolidated financial statements include the accounts of Southern Jersey Bancorp of Delaware, Inc. and its wholly-owned subsidiaries, The Farmers and Merchants National Bank of Bridgeton and AMFDCM, Inc., and the Bank's wholly-owned subsidiaries, F&M Investment Company and Woulf Asset Holdings, Inc., after elimination of all material intercompany transactions and balances.

(c)         Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       While management uses available information to recognize losses on loans and foreclosed real estate, future adjustments to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change in the near term.

(d)         Cash Equivalents

    For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks".

(e)         Investment Securities

    Debt securities that the Bank has the intent and ability to hold until maturity are classified as "held-to-maturity" and are carried at historical cost, adjusted for any amortization of premiums or accretion of discounts. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value, with unrealized gains and losses included in earnings. Marketable equity securities and debt securities that are not classified as held-to-maturity or trading are classified as "available-for-sale" and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity as accumulated other comprehensive income. As of December 31, 1998, the Bank has no trading securities or held-to-maturity securities.

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

(g)         Allowance for Loan Losses

     The allowance for loan losses is maintained at a level considered by management to be adequate to provide for potential loan losses. The allowance is increased by provisions charged to operations and reduced by net charge-offs. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

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

(j)         Income Taxes

     Income taxes are provided for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, net operating loss and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiaries.

(k)         Financial Instruments

     Other off-balance-sheet instruments. In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

(l)         Fair Values of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair values of financial instruments as disclosed herein:

  Cash and short-term instruments - The carrying amounts of cash and short-term instruments approximate their fair value.

  Available-for-sale and held-to-maturity securities - Fair values for securities, excluding restricted equity securities, are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

  Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

(m)         Earnings per Share

  Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock
had been converted to common stock.   Both basic and diluted earnings per
share computations give retroactive effect to stock dividends.

(n)         Stock Dividend

    On December 10, 1998, the Company's Board of Directors declared 3% stock dividends which were paid on January 1, 1999 to shareholders of record at December 21, 1998. Payment of the stock dividend resulted in the issuance of 32,683 additional common shares and cash of $4,000 in lieu of fractional shares.

(o)         Trust Fees

    Trust fees are recorded on the accrual basis.

(p)         Recent Accounting Standards

    As of January 1, 1998, the Company adopted Financial Accounting
Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. Prior period financial statements have been reclassified to conform to the requirements of FAS 130. The adoption of FAS 130 had no impact on the Company's financial position or results of operations.

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". FAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits.

   As of October 1, 1998, the Company adopted FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"
(FAS 133). FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In connection with the adoption of FAS 133, the Company reclassified all held-to-maturity securities to available-for-sale securities without any effect on earnings or the financial position of the Company.

(q)         Reclassifications

   Certain reclassifications have been made to the 1997 and 1996 amounts in order to conform with 1998 presentation.

NOTE 2 - CASH AND DUE FROM BANKS

The Bank maintains various deposits in other banks. The withdrawal or usage restrictions on these balances do not have a significant impact on the consolidated operations of the Company. Aggregate reserves of $7,161,000 and $7,195,000 were maintained at the Federal Reserve Bank of Philadelphia as of December 31, 1998 and 1997, respectively, to satisfy federal regulatory requirements.

NOTE 3 - INVESTMENT SECURITIES

Investment securities have been classified in the Consolidated Balance Sheets according to management's intent at the time of purchase. The carrying amounts of securities and their approximate fair values at December 31, 1998 and 1997 were as follows (In Thousands):

At December 31, 1998
                          Gross       Gross        Gross
                        Amortized   Unrealized   Unrealized   Fair
                           Cost       Gains        Losses     Value

Available-for-sale:
  U.S. Treasury securities
                          $16,148      $247        $    0   $16,395
  U.S. Government agencies 37,002       267           (58)   37,211
  State and municipal      29,183       827            (1)   30,009
  Other securities         15,223       146           (10)   15,359

Securities available-for-sale
                          $97,556    $1,487          $(69)  $98,974

Securities held-to-maturity
                           $    0  $      0         $   0    $    0


At December 31, 1997

Available-for-sale:
  U.S. Treasury securities $4,003    $  140        $    0   $ 4,143
  U.S. Government agencies 32,908       133           (34)   33,007
  Other securities            128         0             0       128
  Securities available-for-sale
                          $37,039    $  273        $  (34)  $37,278

Held-to-maturity:
  U.S. Treasury securities $8,508    $    0        $  (22)  $ 8,486
  U.S. Government agencies  3,500         0           (35)    3,465
  State and municipal      30,537       588            (1)   31,124
  Other securities         12,870        48           (37)   12,881

Securities held-to-maturity
                          $55,415    $  636       $   (95)  $55,956

The scheduled maturities of securities held to maturity and securities available-for-sale at December 31, 1998 were as follows (In Thousands):

                                        Amortized           Fair
                                           Cost             Value

Securities available-for-sale:
   Within one year                        $ 7,330          $ 7,367
   After one year but within five years    36,160           36,849
   After five years but within ten years   53,869           54,546
   After ten years                            197              212
                                           97,556           98,974
Securities held-to-maturity                     0                0
Total debt securities                     $97,556          $98,974

The gross realized gains and gross realized losses on investment securities transactions for the years ended December 31 are as follows:

(dollars in thousands)         Available-for-sale  Held-to-maturity

December 31, 1998

Gross gains                        $     0               $     3
Gross losses                             0                     0
Net                                $     0               $     3

December 31, 1997

Gross gains                          $ 13                    $ 2
Gross losses                           (9)                    (1)
Net                                  $  4                    $ 1

December 31, 1996

Gross gains                          $424                   $ 6
Gross losses                            0                   (15)
Net                                  $424                   $(9)

Gross realized gains and gross realized losses on held-to-maturity investment securities are a result of calls prior to maturity.

Investment securities with a fair value of $34,603,000 and $36,464,000 were pledged at December 31, 1998 and 1997, respectively, to secure public funds, customer deposits, and for other purposes required by law.


NOTE 4 - LOANS RECEIVABLE

The components of loans in the Consolidated Balance Sheets were as follows (In Thousands):

                                               December 31
                                      1998                   1997
Commercial and agriculture        $ 63,917               $ 74,021
Real estate mortgages              138,315                143,867
Installment and consumer credit     66,967                 88,138
     Subtotal                      269,199                306,026
Unearned discount                     (305)                  (470)
Allowance for loan losses          (10,137)                (5,236)

            Loans receivable - net
                                  $258,757               $300,320

As of December 31, 1998 and 1997, the Bank had related party loans to officers, directors, significant shareholders and their affiliated interests. The terms of these loans are substantially the same as those prevailing at the time for comparable unrelated transactions. A summary of the related party loans outstanding as of December 31, 1998 and 1997 is as follows (In Thousands):

                                             December 31
                                          1998            1997
Balance, January 1,                     $4,340          $4,468
 New loans                               3,117           4,041
 Loan payments                          (4,313)         (4,169)
Balance, December 31,                   $3,144          $4,340

An analysis of the change in the allowance for loan losses is as follows (In Thousands):

                                               December 31
                                  1998            1997           1996
Balances at beginning of year  $ 5,236         $ 3,190         $2,413
Provision charged to operating expense
                                15,270           7,967          1,805
Recoveries of loans previously charged off
                                 2,112           1,918            183
Loan charge-offs               (12,481)         (7,839)        (1,211)
Balances at end of year        $10,137         $ 5,236         $3,190


A significant portion of the additional provision for loan losses and loan charge-offs were in the fourth quarter of 1998.

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

Non-performing loans as a percentage of total loans was 6.3% and 2.1% as of December 31, 1998 and 1997, respectively.

A summary of non-performing assets as of December 31, 1998 and 1997 is as follows:

                                              December 31
                                           1998            1997
Non-accruing loans:
  Commercial and agriculture            $ 1,449          $1,384
  Real estate mortgages                  13,294           2,123
  Installment and consumer credit         1,437             464

Total non-accruing loans                 16,180           3,971

Past due 90 days or more accruing loans:
  Commercial and agriculture                465             379
  Real estate mortgages                     154             969
  Installment and consumer credit            52           1,099

Total past due 90 days or more accruing loans
671 2,447

        Total non-performing loans       16,851           6,418

Other real estate owned                   1,310           1,820

        Total non-performing assets     $18,161          $8,238


As of December 31, 1998 and 1997, the recorded investment in loans considered to be impaired under SFAS Statement No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by FASB Statement
No. 118, totaled $21,027,000 and $2,462,000, respectively.  As permitted, all homogenous smaller balance consumer and residential mortgage loans were excluded from individual review for impairment.
The majority of impaired loans were measured using the fair value of collateral. The total allowance for loan losses related to these loans was $6,611,000 and $812,000 on December 31, 1998 and 1997, respectively. During 1998 and 1997, impaired loans averaged approximately $11,745,000 and $1,814,000, respectively. Actual interest income recorded on these loans amounted to $420,000, $38,000 and $17,000 during 1998, 1997 and
1996, respectively.

The Bank is not committed to lending additional funds to debtors whose loans have been considered impaired.

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 1998 and 1997, is as follows (In Thousands):

                                           December 31
                  Estimated Lives       1998           1997
  Land                               $   463         $  463
  Buildings and improvements
                      10-80 years      5,191          5,172
  Leasehold improvements
                       5-31 years        521            511
  Furniture, fixtures and equipment
                       5-10 years      5,934          5,809
  Equipment under capital lease
                          7 years        369            324
                                      12,478         12,279

Less: Accumulated depreciation and
             Amortization              5,484          5,926

Net Bank Premises and Equipment      $ 6,994        $ 6,353

Depreciation charged to operating expenses amounted to $624,000 in 1998, $556,000 in 1997,and $482,000 in 1996.

NOTE 6 - DEPOSITS

The aggregate amount of short-term time deposits, each with a minimum denomination of $100,000, was approximately $42,811,000 and $41,206,000 in 1998 and 1997, respectively.

As of December 31, 1998, the scheduled maturities of time deposits are as follows (In Thousands):

1999                 $130,971
2000                   20,424
2001                   18,493
2002                   43,417
2003 and Thereafter         0
                     $213,305

NOTE 7 - SHAREHOLDERS' EQUITY

(a)         Common Stock

     The Company has 5,000,000 shares of $1.67 par value common stock authorized with 1,307,683 shares issued and 1,127,411 shares outstanding at December 31, 1998, and 5,000,000 shares of $1.67 par value common stock authorized with 1,307,683 shares issued and 1,123,756 shares outstanding at December 31, 1997. Treasury stock totaled 180,202 shares and 183,927 shares at December 31, 1998 and 1997, respectively, and was accounted for under the cost method.

(b)         Earnings per Share

    The following reconciles amounts reported in the financial statements (In Thousands except per share data):

                                For the Year Ended December 31, 1998
                              Loss            Shares          Per-Share
                          (Numerator)     (Denominator)         Amount
Loss available to common stock-
  holders--basic earnings per share
                             $(7,832)          1,127           $(6.95)

Effect of dilutive securities
Options                            0               0

Loss available to common stock-
  holders--diluted earnings per share
                             $(7,832)          1,127          $(6.95)


                                For the Year Ended December 31, 1997
                             Income           Shares          Per-share
                           (Numerator)     (Denominator)        Amount
Income available to common stock-
  holders--basic earnings per share
                            $  837             1,088          $   .77

Effect of dilutive securities
Options                          0                30

Income available to common stock-
  holders--diluted earnings per share
                            $  837             1,118          $   .75

                                For the Year Ended December 31, 1996
                              Income          Shares          Per-share
                            (Numerator)    (Denominator)        Amount

Income available to common stock-
  holders--basic earnings per share
                            $5,328             1,085          $  4.91

Effect of dilutive securities
Options                          0                25

Income available to common stock-
  holders--diluted earnings per share
                            $5,328             1,110          $  4.80

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

  On April 11, 1996, the Stockholders Rights Agreement dated November 30, 1989 was amended to, among other things, extend the expiration date of the Rights subject to the Agreement to April 11, 2006, and to increase the purchase price of one one-hundredth of a share of Series A Preferred Stock, no par value, from $70 to $90.

(e)         Stock Option and Stock Appreciation Rights Plan

  On August 7, 1988, the Company initiated a stock option and stock appreciation rights plan (Plan #1) for sale or award to key employees as incentive stock options, non-qualified stock options or stock appreciation rights, and may not be exercised later than ten years from the date of the grant. The options exercise price is $18.00 per share. On August 7, 1998, all outstanding stock appreciation rights under (Plan #1) expired.

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

   The Company accounts for the stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock options. All options were granted prior to the adoption date of SFAS Statement No. 123, "Accounting for Stock-Based Compensation." Therefore, the Company is not required to adopt the fair value provisions or present proforma financial information.

   The stock options were satisfied with reissuance of treasury stock.

   The following table summarizes the options activity:

                                                     Weighted Average
                                      Number           Option Price
                                    Of Shares            Per Share

Options outstanding at
  January 1, 1996                    96,233               $27.62
Options exercised (Plan #1)          (3,095)              $18.00
Options exercised (Plan #2)          (2,250)              $20.00
Options outstanding at
   December 31, 1996                 90,888               $28.14

Options exercised (Plan #1)          (3,305)              $18.00
Options exercised (Plan #2)          (1,500)              $20.00
Options cancelled (Plan #2)            (400)              $20.00
Options outstanding at
   December 31, 1997                 85,683               $28.71

Options exercised (Plan #1)          (7,403)              $18.00
Options expired (Plan #1)            (1,800)              $18.00
Options cancelled (Plan #2)          (1,000)              $20.00
Options outstanding at
   December 31, 1998                 75,480               $30.13

Options exercisable at
   December 31, 1998                 75,480               $30.13

   At December 31, 1998, the Company had reserved 75,480 shares of common stock to cover grants under the plans.

NOTE 8 - RETIREMENT PLANS

(a)         401(K) Profit Sharing Plan

   The Bank has a profit sharing retirement plan under which eligible employees may defer a portion of their annual compensation, pursuant to Section 401(K) of the Internal Revenue Code. The Bank matches employee contributions at a designated rate times elective contribution. All employees with at least one year of service and who have attained the age of 21 are eligible to participate. The Bank's contributions to the 401(K) plan were $93,000, $82,000 and $72,000 for the years ended December 31, 1998, 1997 and 1996.

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

  Pension expense in the amount of $34,000, $112,000 and $129,000 was recognized for the years ended 1998, 1997 and 1996, respectively. The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements (In Thousands):

                                          Pension Benefit
                                   1998         1997          1996

Change in benefit obligation:
  Obligation at January 1        $3,958      $3,657         $3,526
      Service cost                  221         208            219
      Interest cost                 289         265            251
      Benefits payments            (190)       (228)          (325)
      Actuarial (gain)loss         (201)         56            (14)
  Obligation at December 31      $4,077      $3,958         $3,657


Change in plan assets:
  Fair value of plan assets at
   January 1                    $5,067       $4,083         $3,892
  Actual return on plan assets     207        1,212            517
  Benefit payments                (190)        (228)          (326)
  Fair value of plan assets at
   December 31                  $5,084       $5,067         $4,083

Funded status:
  Funded status at December 31  $1,006       $1,109           $426
  Unrecognized transition
   (asset) obligation              (78)        (122)          (166)
  Unrecognized (gain)loss         (979)      (1,004)          (164)
  Net amount recognized         $  (51)     $   (17)         $  96

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost            $  (51)      $  (17)         $  96
Net amount recognized           $  (51)      $  (17)         $  96

Components of net periodic benefit cost:
  Service cost                  $  221       $  208          $ 219
  Interest cost                    289          265            251
  Expected return on plan assets  (397)        (317)          (297)
  Amortization of transition
    (asset) obligation             (44)         (44)           (44)
  Amortization of net (gain)loss   (35)           0              0

  Net periodic benefit cost     $   34       $  112         $  129

The assumptions used in the measurement of the Company's benefit obligation are as follows:

Weighted-average assumptions                    December 31
                                  1998         1997           1996

Annual discount rate               7.5%         7.5%           7.5%
Annual rate of increase in compensation levels
                                   5.0%         5.0%           5.0%
Annual expected long-term rate of return on assets
                                   8.0%         8.0%           8.0%



The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $4,077,000, $3,220,000, and $5,084,000, respectively, as of December 31, 1998, and $3,958,000, $2,945,000, and $5,067,000, respectively, as of December
31 1997, and $3,657,000, $2,729,000, and $4,083,000, respectively, as of
December 31, 1996.

No amounts were included in other comprehensive income arising from a change in the additional minimum pension liability at December 31, 1998 and December 31, 1997.

The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Plan assets are invested in common stocks, treasury securities and corporate obligations, with the balance in cash and short-term
investments.   Investment in the Company's stock as of December 31,
1998 and 1997, was 20,544 shares valued at $555,000 and $1,243,000, respectively.

NOTE 9 - DEFERRED COMPENSATION

The Bank has a deferred compensation plan for the benefit of key employees. Under the plan, upon retirement after age 65, the employee shall receive a minimum of fifty percent of his then monthly salary for one hundred twenty months. This amount will be reduced by one-half of one percent for each month that retirement is prior to age 65 with the minimum age for retirement at age 60. If a covered employee dies while employed by the Bank, a death benefit of fifty percent of the employee's then annual salary is payable to the employee's beneficiary over ten years. The expense charged to operations for future obligations was $27,000, $15,000 and $11,000 in 1998, 1997 and 1996, respectively.

NOTE 10 - CASH SURRENDER VALUE OF LIFE INSURANCE

Commencing in 1997, the Bank maintains life insurance policies on several officers. The policies are of three types: officer supplemental life insurance/split-dollar plan, group term replacement/split-dollar plan, and salary continuation plan. Under the officer supplemental life insurance/split-dollar plan and the group term replacement/split-dollar plan, the Bank pays the premium and receives, upon termination of the policy or the death of the insured, the cash surrender value of the policy, and the insured or a designated beneficiary receives the balance of benefits paid. The salary continuation plan is a deferred compensation for key employees (Note 9). The Bank is the owner and beneficiary of the policy. The insurance purchased is designed to offset the Bank's contractual obligations under deferred compensation agreements.

NOTE 11 - FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments under credit-card arrangements to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commitments under credit-card arrangements to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to Extend Credit and Financial Guarantees - Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank's experience has been that approximately 97 percent of loan commitments are drawn upon by customers. While approximately 20 percent of performance letters of credit are utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory, property, plant, and equipment; and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The percentage of collateral held for those commitments was approximately 19%.

During 1998, the Bank had 5 letters of credit drawn upon. The Bank had not been required to perform on any financial guarantees during 1997 and 1996, and had not incurred any losses on its commitments in 1998, 1997 or 1996.

The estimated fair values of the Company's financial instruments were as follows (In Thousands):

                                            December 31
                                     1998                   1997
                             Carrying       Fair     Carrying    Fair
                              Amount       Value      Amount    Value
Financial Assets:
  Cash and due from banks   $ 18,879    $ 18,879     $ 18,565 $ 18,565
  Interest bearing deposits
    with banks                 2,450       2,450        4,000    4,000
  Federal funds sold          67,700      67,700       40,950   40,950
  Investment securities
    available-for-sale        98,974      98,974       37,278   37,278
  Investment securities
    held-to-maturity               0           0       55,415   55,956
  Loans receivable - net     258,757     257,763      300,320  299,407
  Accrued interest receivable  4,076       3,625        3,625    3,625

Financial Liabilities:
  Deposits                  $445,566    $438,127     $438,464 $439,938
  Other Liabilities            5,010       5,010        5,331    5,331

A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 1998 and 1997, is as follows:

                                           Notional Amount
                                        1998             1997
Commitments to extend credit         $16,296,000      $17,332,000
Credit card arrangements             $ 3,995,000      $ 2,175,000
Standby letters of credit            $ 6,904,000      $ 5,960,000


NOTE 12 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

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

The contractual amounts of credit-related financial instruments, such as commitments to extend credit, credit-card arrangements, and letters of credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default and the value of any existing collateral become worthless.

NOTE 13 - INCOME TAXES

Significant components of the Bank's deferred tax assets and liabilities were as follows (In Thousands):

                                            December 31
                                         1998           1997
Deferred Tax Assets:
  Allowance for loan losses            $2,343         $1,012
  Deferred compensation                   275            283
  Accrued pension cost                      0             18
  Non-accrual loan interest               190             63
  Federal operating loss                1,626             94

      Total deferred tax assets         4,434          1,470
Deferred Tax Liabilities:
  Accumulated depreciation                376            263
  Net unrealized appreciation on
    investment securities                 482             82

      Total deferred tax liabilities      858            345

      Net deferred tax assets          $3,576         $1,125

The significant components of the consolidated provision (benefit) for income taxes were as follows (In Thousands):

                                       Year Ended December 31
                                    1998         1997         1996
Current tax provision(benefit):
    Federal                      $(2,037)       $(253)      $2,118
Deferred income tax (benefit)expense
                                  (2,851)        (457)        (842)

         Provision(benefit) for income taxes
                                  $(4,888)      $(710)      $1,276

A reconciliation of the provision for income taxes, as reported, with the federal income tax at the statutory rate of 34 percent for the years ended December 31, is as follows (In Thousands):

                                         Year Ended December 31
                                      1998         1997        1996
Income taxes at the statutory rate $(4,325)      $   43      $2,245
Increase(decrease) in federal
 tax expense resulting from:
       Tax-exempt income              (716)        (538)       (566)
       Other                           153         (215)       (403)

         Provision(benefit) for income tax
                                   $(4,888)      $ (710)     $1,276

As of December 31, 1998, a net operating loss in the amount of $4,781,000 is available for carryforward to offset future taxable income, and if not utilized, will expire on December 31, 2013.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

The Bank provides self-funded comprehensive health care coverage to substantially all of its employees. The plan is covered by an umbrella policy for catastrophic illnesses. The Bank's maximum liability is $35,000 per participant for 1998 and 1997, with an overall maximum liability of $523,000 for 1998 and $476,000 for 1997.

NOTE 15 - DIVIDEND RESTRICTION AND REGULATORY MATTERS

Permission from the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of its net profits, as defined by the Comptroller, for that year, combined with its retained net profits of the two preceding years.
There are no retained net profits of the Company available for dividends as of December 31, 1998.

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

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital(as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Companies meet all the capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notifications from applicable regulatory agencies indicate that the Companies were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an entity must maintain a minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the institution's category.

The Companies' actual capital amounts and ratios are presented in the following table (In Thousands):

                                        Per Regulatory Guidelines
                          Actual          Minimum       Well Capitalized
                     Amount    Ratio  Amount     Ratio  Amount     Ratio

As of December 31, 1998:
  Total Capital to
  Risk-Weighted Assets:
      Southern Jersey Bancorp
       of Delaware, Inc.
                    $32,744    10.1%  $25,919     8.0% $32,399      10.0%
      Farmers and Merchants
       National Bank 30,356     9.5%   25,628     8.0%  32,037      10.0%

  Tier I Capital to
  Risk-Weighted Assets:
      Southern Jersey Bancorp
       of Delaware, Inc.
                     28,619     8.8%   12,960     4.0%  19,440       6.0%
      Farmers and Merchants
       National Bank 26,379     8.2%   12,814     4.0%  19,221       6.0%

  Tier I Capital to
  Average Assets:
      Southern Jersey Bancorp
       of Delaware, Inc.
                     28,619     5.9%  19,293      4.0%  24,116       5.0%
      Farmers and Merchants
       National Bank 26,379     5.5%  19,191      4.0%  23,989       5.0%

As of December 31, 1997:
  Total Capital to
  Risk-Weighted Assets:
      Southern Jersey Bancorp
       of Delaware, Inc.
                    $43,775    12.5% $27,929      8.0% $34,911      10.0%
      Farmers and Merchants
       National Bank 40,365    11.7%  27,689      8.0%  34,612      10.0%

  Tier I Capital to
  Risk-Weighted Assets:
      Southern Jersey Bancorp
       of Delaware, Inc.
                     39,400   11.3%   13,964      4.0%  20,946       6.0%
      Farmers and Merchants
       National Bank 36,030   10.4%   13,844      4.0%  20,767       6.0%

  Tier I Capital to
  Average Assets:
      Southern Jersey Bancorp
       of Delaware, Inc.
                     39,400   8.2%    19,318      4.0% 24,148        5.0%
      Farmers and Merchants
       National Bank 36,030   7.5%    19,318      4.0% 24,148        5.0%

NOTE 16 - YEAR 2000 (unaudited)

The Company began the process of preparing its computer systems and applications for the Year 2000 in 1997. The process includes directing its external service providers to take the appropriate action to ensure Year 2000 compliance, as well as replacing its hardware and software in the third quarter of 1998. Management believes their new computer systems are a comprehensive solution to the Year 2000 issues.

NOTE 17 -  SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
          (PARENT COMPANY ONLY) - CONDENSED FINANCIAL
           INFORMATION

CONDENSED BALANCE SHEETS

                                               December 31
(dollars in thousands except share and per share data)

                                       1998                  1997
ASSETS
  Cash and due from banks           $   163               $   685
  Investment in subsidiaries         31,930                39,189
  Other assets                            0                   340

         Total Assets               $32,093               $40,214

LIABILITIES
  Dividends Payable                 $     4               $   655

         Total Liabilities                4                   655

SHAREHOLDERS' EQUITY
  Preferred stock, no par value;
    shares authorized - 500,000;
    no shares issued
  Common stock, par value $1.67 per share;
    shares authorized - 5,000,000;
    shares issued - 1,307,683         2,184                2,129
  Additional paid-in-capital          3,259                2,260
  Retained earnings                  29,549               38,767
  Accumulated other comprehensive income
                                        936                  159
                                     35,928               43,315
  Less:  Treasury stock at cost -
       180,202 shares in 1998 and
       183,927 shares in 1997         3,839                3,756

         Total Shareholders' Equity  32,089               39,559

         Total Liabilities and
          Shareholders' Equity      $32,093              $40,214

SOUTHERN JERSEY BANCORP OF DELAWARE, INC. (Parent Company Only) -
CONDENSED FINANCIAL INFORMATION

                  CONDENSED STATEMENTS OF INCOME

                                      Year Ended December 31
(dollars in thousands)
                                      1998        1997        1996
Income:
  Cash dividends from subsidiary   $   328      $4,306      $1,595
Expenses:
  Operating Expenses                   123         330          88

     Income before equity in
       undistributed net income(loss)
       of subsidiaries                 205       3,976       1,507

Equity in undistributed net income(loss)
  of subsidiaries                   (8,037)     (3,139)      3,821

        NET INCOME(LOSS)           $(7,832)     $  837      $5,328



                        CONDENSED STATEMENTS OF CASH FLOWS

                                       Year Ended December 31
(dollars in thousand)                  1998         1997      1996

Operating activities:
  Net income(loss)                  $(7,832)     $  837     $5,328
  Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:

       Equity in (net income)loss of subsidiary
                                       8,037     3,139      (3,821)
      (Increase)decrease in other assets 340       150        (240)
       Increase(decrease) in liabilities(656)       58          46

  Net cash provided by operating activities
                                        (111)    4,184       1,313
Investing activities:
  Investment in subsidiary                 0    (3,000)          0

  Net cash used in investing activities    0    (3,000)          0

Financing activities:
  Cash dividends                        (328)   (1,306)     (1,195)
  Purchase of Treasury stock            (258)     (166)       (404)
  Sale of Treasury stock                 175       306         286

  Net cash used for financing activities(411)   (1,166)     (1,313)

Net increase(decrease) in cash and due from banks
                                        (522)       18           0

Cash and due from banks at beginning of year
                                         685       667         667
Cash and due from banks at end of year $ 163    $  685      $  667


SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from the consolidated financial statements of Southern Jersey Bancorp of Delaware, Inc. and Subsidiaries audited by Athey & Company, Certified Public Accountants, P.A., for the five years ended December 31, 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Reports on Form 10-K and the financial statements and related notes thereto. (Per share data give retroactive effect to stock dividend.)

(dollars in thousands except per share data)
Year Ended December 31
                             1998       1997      1996      1995      1994
Interest income           $33,283    $33,800   $30,390   $28,212   $24,616
Interest expense           18,400     17,159    14,870    13,114    10,731
Net interest income        14,883     16,641    15,520    15,098    13,885
Provision for loan losses  15,270      7,967     1,805     1,266       725
Other income                3,509      3,043     3,246     2,743     2,308
Other expenses             15,842     11,590    10,357    10,023     9,580
Income(loss) before income taxes
                          (12,720)       127     6,604     6,552     5,888
Provision(benefit) for income taxes
                           (4,888)      (710)    1,276     1,700     1,411
Net Income(Loss)           (7,832)       837     5,328     4,852     4,477

Cash dividends declared on common stock
                             (332)     1,306     1,195     1,093     1,054
Dividend payout ratio        (4.2%)    156.0%     22.4%     22.5%     23.5%

Per Common Share Amounts
Basic earnings(loss) per share
                         $  (6.95)    $  .75     $4.77     $4.30     $3.97
Dilluted earnings(loss) per share
                         $  (6.95)    $  .73     $4.67     $4.26     $3.95
Cash dividends declared on common stock
                         $    .29     $ 1.16     $1.07     $ .97     $ .93

Year-End Balances
Total assets             $482,665   $483,354  $430,324  $404,240  $372,896
Investment securities      98,974     92,693    996,66   114,320   138,144
Loans, net of unearned income
                          268,894    305,556   290,885   232,113   192,518
Deposits                  445,566    438,464   385,384   363,433   337,223
Shareholders' equity       32,089     39,559    39,751    36,643    32,555
Selected Share Data

Common shares outstanding   1,127      1,124     1,118     1,118     1,132
Weighted average common shares
  outstanding               1,127      1,120     1,118     1,128     1,129
At December 31:
  Book value per common share
                           $28.46     $35.20    $35.58    $32.79    $28.76

The common stock is inactively traded, and the range of sales prices known to Management for each quarter during the two most recent years were as follows:

                                    1998                1997
                              High       Low        High    Low
First Quarter               $61.50    $59.50      $41.25  $40.00
Second Quarter              $60.00    $49.50      $45.00  $41.25
Third Quarter               $49.50    $41.00      $45.50  $45.00
Fourth Quarter              $41.00    $26.00      $60.50  $45.50


INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
F & M Investment Company

  We have audited the balance sheets of F & M Investment
Company, (a wholly-owned subsidiary of Farmers & Merchants National
Bank) as of December 31, 1998 and 1997, and the related statements of stockholders' equity, income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F & M Investment Company, as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

   As discussed in Note I to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective in 1998.


s/Belfint, Lyons & Shuman, P.A.
___________________________________
March 3, 1999
Wilmington, Delaware


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure
         None

                          PART III

Item 10. Directors and Executive Officers of Registrant

   Information regarding Directors of Registrant will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held June 3, 1999, and is incorporated herein by reference. Information regarding executive officers of Registrant is set forth under the caption "Executive Officers" in Item 1(a) hereof.

Item 11. Executive Compensation

  Information regarding executive compensation will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held June 3, 1999, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information regarding security ownership of certain beneficial owners And Management will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held June 3, 1999, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   Information regarding certain relationships and related transactions will be set forth in the Southern Jersey Bancorp of Delaware, Inc. Proxy Statement for the annual meeting of shareholders to be held June 3, 1999, and is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K

(1)     Financial Statements

    The financial statements filed as a part of this report are listed on the Index to Consolidated Financial Statements on Page 32.

(2)     Financial Statement Schedules

    All other schedules have been omitted because the required information is shown in the Consolidated Financial Statements or notes thereto, the statistical information in Item 1, pursuant to Industry Guide 3, or they are not applicable.

(3)(a) Exhibits (numbered in accordance with Item 601 of Regulation
S-K)

       Exhibit
        Number           Description

            3A Form of Certificate of Incorporation of the Registrant-
               Incorporation by reference to Definitive Proxy Statement Filed and dated June 16, 1989

            3B Form of Bylaws of the Registrant -
               Incorporation by reference to Definitive Proxy Statement Filed and dated June 16, 1989

            4A Form of Common Stock Certificate -
               Incorporation by reference to Definitive Proxy
               Statement filed and dated June 16, 1989

            4B Instruments Defining the Rights of Security Holders-
               Incorporation by reference to Form 8-A filed
               November 30, 1989

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

           21  Subsidiaries of the Registrant -
               Included under Item 1, Page 2 of this filing.

(3)(b)    Reports on Form 8-K

          No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1998.


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


                SOUTHERN JERSEY BANCORP OF DELAWARE, INC.



Dated:     March 30, 1999 By:s/  Clarence D. McCormick
                             Clarence D. McCormick
                             Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                           Title                   Date
s/ Henry L. Backenson            Vice Chairman         March 30, 1999
Henry L. Backenson

s/ Alfred F. Caggiano            Vice Chairman         March 30, 1999
Alfred F. Caggiano

s/ James H. Carll                Director              March 30, 1999
James H. Carll, Esq.

s/ Keron D. Chance               Director              March 30, 1999
Keron D. Chance, Esq.

s/ Harry W. Bullock              Director              March 30, 1999
Harry W. Bullock

s/ Clarence D. McCormick, Jr.    Director              March 30, 1999
Clarence D. McCormick, Jr.

s/ Louis Pizzo                   Director              March 30, 1999
Louis Pizzo

s/ Donald Strang                 Director              March 30, 1999
Donald Strang

s/ Anthony M. Sparacio, Jr.      Director              March 30, 1999
Anthony M. Sparacio, Jr.