Form 10-K/A
period 1998-12-31
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1999-05-04
CIK 740830

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

                           DOCUMENTS INCORPORATED BY REFERENCE
      PART III - The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of the Shareholders of the Registrant to be held June 21, 1999, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

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

In Thousands except per share data
                              Year Ended December 31

                           1998      1997      1996       1995       1994

Interest income         $33,283   $33,800   $30,390    $28,212    $24,616
Interest expense         18,400    17,159    14,870     13,114     10,731
Net interest income      14,883    16,641    15,520     15,098     13,885
Provision for loan losses15,270     7,967     1,805      1,266        725
Net interest income after provision for
  loan losses              (387)    8,674    13,715     13,832     13,160
Non-interest income       3,509     3,043     3,246      2,743      2,308
Non-interest expenses    15,842    11,590    10,357     10,023      9,580
Income before income taxes
                        (12,720)      127     6,604      6,552      5,888
Provision(benefit) for income taxes
                         (4,888)     (710)    1,276      1,700      1,411
Net Income               (7,832)      837     5,328      4,852      4,477

Cash dividends declared on common stock
                            332     1,306     1,195      1,093      1,054
Dividend payout ratio       N/A    156.0%     22.4%      22.5%      23.5%

Per Common Share Amounts

Basic earnings per share $(6.95)   $  .75     $4.77      $4.30     $3.97
Diluted earnings per share
                         $(6.95)   $  .73     $4.67      $4.26     $3.95
Cash dividends declared on common stock
                         $  .29    $ 1.16     $1.07      $ .97     $ .93
Year-End Balances

Total assets           $482,665  $483,354  $430,324   $404,240  $372,896
Investment securities    98,974    92,693    96,669    114,320   138,144
Loans, net of unearned income
                        268,894   305,556   290,885    232,113   192,518
Deposits                445,566   438,464   385,384    363,433   337,223
Shareholders' equity     32,089    39,559    39,751     36,643    32,555

Selected Share Data

Common shares outstanding 1,127    1,124      1,118     1,118      1,132

Weighted average common shares
  Outstanding             1,127   1,120       1,118     1,128      1,129

At December 31:
   Book value per common share
                        $28.46   $35.20     $35.58    $32.79     $28.76

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

The boats held by the Company for resell required $1,733,000 in reserves to be established and $821,123 in repossession and legal costs in 1998. In summary, the Company's recent experience with the marine loan portfolio, although historically it has been a profitable line of business for the Company, was unsuccessful.

As a result of the Company's recent experience with its marine loan portfolio, the Company sold approximately $19,700,000 of the marine portfolio at a 1.4% discount from face value. Other than the marine loans sold in February 1999, the Company still had $7,088,000 in marine loans it did not sell. It also held 142 repossessed boats to be sold with a market value of approximately $2,196,000. The marine loans retained by the Company include approximately $518,000 on non-accrual.


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

RESULTS OF OPERATIONS

The Company had a consolidated net loss of $7,832,000 for the twelve months ended December 31, 1998, as compared to $837,000 in consolidated net income for the comparable period of 1997. The $8,669,000 decrease in net income is primarily attributable to the installment loan charge offs associated with the marine loans discussed above, the $5,582,000 in commercial loan charge-offs in 1998, and the Company's real estate loan portfolio which accounted for $1,045,000 in charge-offs in 1998.

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

Non-performing loans as a percentage of total loans was 6.3% and 2.1% as of December 31, 1998 and 1997, respectively.

A summary of non-performing assets as of December 31, 1998 and 1997 is as follows:

                                              December 31
                                           1998            1997
Non-accruing loans:
  Commercial and agriculture            $ 1,449          $1,384
  Commercial and Real estate mortgages   13,294           2,123
  Installment and consumer credit         1,437             464

Total non-accruing loans                 16,180           3,971

Past due 90 days or more accruing loans:
  Commercial and agriculture                465             379
  Commercial and Real estate mortgages      154             969
  Installment and consumer credit            52           1,099

Total past due 90 days or more accruing loans
671 2,447

        Total non-performing loans       16,851           6,418

Other real estate owned                   1,310           1,820

        Total non-performing assets     $18,161          $8,238


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

(dollars in thousands except per share data)
Year Ended December 31
                             1998       1997      1996      1995      1994
Interest income           $33,283    $33,800   $30,390   $28,212   $24,616
Interest expense           18,400     17,159    14,870    13,114    10,731
Net interest income        14,883     16,641    15,520    15,098    13,885
Provision for loan losses  15,270      7,967     1,805     1,266       725
Other income                3,509      3,043     3,246     2,743     2,308
Other expenses             15,842     11,590    10,357    10,023     9,580
Income(loss) before income taxes
                          (12,720)       127     6,604     6,552     5,888
Provision(benefit) for income taxes
                           (4,888)      (710)    1,276     1,700     1,411
Net Income(Loss)           (7,832)       837     5,328     4,852     4,477

Cash dividends declared on common stock
                              332      1,306     1,195     1,093     1,054
Dividend payout ratio         N/A     156.0%     22.4%     22.5%     23.5%

Per Common Share Amounts
Basic earnings(loss) per share
                         $  (6.95)    $  .75     $4.77     $4.30     $3.97
Dilluted earnings(loss) per share
                         $  (6.95)    $  .73     $4.67     $4.26     $3.95
Cash dividends declared on common stock
                         $    .29     $ 1.16     $1.07     $ .97     $ .93

Year-End Balances
Total assets             $482,665   $483,354  $430,324  $404,240  $372,896
Investment securities      98,974     92,693    996,66   114,320   138,144
Loans, net of unearned income
                          268,894    305,556   290,885   232,113   192,518
Deposits                  445,566    438,464   385,384   363,433   337,223
Shareholders' equity       32,089     39,559    39,751    36,643    32,555
Selected Share Data

Common shares outstanding   1,127      1,124     1,118     1,118     1,132
Weighted average common shares
  outstanding               1,127      1,120     1,118     1,128     1,129
At December 31:
  Book value per common share
                           $28.46     $35.20    $35.58    $32.79    $28.76

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