Form 10-Q
period 1999-03-31
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1999-05-17
CIK 740830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,1999
Commission File Number 0-12635

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
                   [X]  YES           []  NO
Common Stock outstanding as of March 31, 1999     1,127,481

PART I - Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.

                               3/31/99     3/31/98        12/31/98
ASSET
Cash and due from banks         17,558      21,673          18,879
Interest Bearing Deposits          450       4,000           2,450
Investment Securities Held to Maturity
                                     0      58,105               0
Investment Securities Available for Sale
                               106,140      35,237          98,974
Fair Value: Securities Held-to-Maturity
   3/31/99        0
   3/31/98   58,568
  12/31/98        0
Loan: Net of Unearned Income   240,782     295,517         268,894
Less: Allowance for loan losses  9,327       6,055          10,137
                                ------     -------           -----
Net Loans                      231,455     289,462         258,757
                                ------     -------           -----
Federal Funds Sold              75,350      38,800          67,700
Bank Premises and Equipment - Net
                                 7,071       6,505           6,994
Other Assets                    27,422      23,824          28,911
                                 -----      ------           -----
Total Assets                   465,446     477,606         482,665
                               =======     =======          ======

LIABILITIES                    3/31/99     3/31/98        12/31/98

Deposits - Interest Bearing    368,878     375,382         380,179
Non-Interest Bearing Deposits   60,551      57,052          65,387
                               -------     -------          ------
Total Deposits                 429,429     432,434         445,566
Funds Purchased                      0           0               0
Other Liabilities                5,032       5,703           5,010
                                ------     -------          ------
Total Liabilities              434,461     438,137         450,576
Shareholder's Equity
Common Stock Par Value $1.67 per share
Authorized 5,000,000 shares;
Issued 1,275,000 shares         2,184        2,129           2,184
Surplus                         3,259        2,260           3,259
Undivided Profits              29,805       38,789          29,549
                               ------      -------          ------
                               35,248       43,178          34,992
Less: Treasury Stock at cost
 180,202 Common Shares  3-31-99
 181,195 Common Shares  3-31-98
 180,202 Common Shares 12-31-98
                               3,839         3,820            3,839
                               -----       -------           ------
                              31,409        39,358           31,153
Allowance for unrealized gain/losses
on Available for Sale Securities(424)          111              936
                               -----       -------           ------
Total Shareholder's Equity    30,985        39,469           32,089
                               -----       -------            -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                             465,446       477,606          482,665
                             =======       =======          =======

This is the consolidated balance sheet for Southern Jersey Bancorp of Delaware, Inc. All dollar amounts are shown in thousands except for the per share data.

                              Three Months         First Quarter
INTEREST INCOME
  Int. on Securities:
   Taxable int. income         1,512   1,089        1,512     1,089
   Tax-Exempt int. inc.            2     352            2       352
   Interest and Fees on Loans  4,857   6,429        4,857     6,429
   Interest on Interest Bearing Deposits
                                  26       0           26         0
   Federal Funds Sold            941     527          941       527
   Lease Income                    0       0            0         0
                                ----    ----         ----     -----
Total Int. Income              7,338   8,397        7,338     8,397

INTEREST EXPENSE
Interest on Deposit Savings    1,257   1,378        1,257     1,378
Certificates of Deposit $100,000 and over
                                 668   1,057          668     1,057
Federal Funds Purchased            0       0            0         0
Other Time Deposits            2,266   2,118        2,266     2,118
                               -----   -----         ----     -----
Total Int. Expense             4,191   4,553        4,191     4,553

NET INTEREST INCOME            3,147   3,844        3,147     3,844
Provision for Loan Losses        566   1,200          566     1,200
                               -----   -----         ----       ---
Net Interest Income after Provision for Loan Loss
                               2,581   2,644         2,581    2,644

OTHER OPERATING INCOME
Service charges on deposit accounts
                                 433     411          433       411
  Trust Department Income        223     190          223       190
  Comm., collection
    Charges and fees             217     254          217       254
  Investment Security gains/(losses)
                                 553       0          553         0
Other Non-Interest Income          0       0            0         0
                               -----   -----         ----      ----
Total Other Operating Income   1,426     855        1,426       855

OTHER OPERATING EXPENSES
  Salaries and Wages           1,484   1,094        1,484     1,094
  Pension and other benefits     310     328          310       328
  Occupancy and Equipment        479     450          479       450
  FDIC Assessment                 60      40           60        40
  Postage, stationary and supplies
                                  75     151           75       151
  Professional Fees              327     342          327       342
  Other Oper. Expen.             917   1,062          917     1,062
                               -----   -----        -----     -----
Total Other Oper. Expenses     3,652   3,467        3,652     3,467

Income Before Income Taxes       355      32          355        32
Applicable Income Taxes           99      10           99        10
                                ----   -----         ----     -----
NET INCOME                       256      22          256        22
                                 ===   =====         ====     =====
 Earnings Per Common Share      0.23    0.02         0.23      0.02

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Thousands)
                                           Three Months Ended
                                                March 31
                                            1999         1998
Cash Flows from Operating Activities
Net Income                                   256            22
 Adjustments to reconcile net income to
  net cash provided by operating activities
 Amortization of Organization Expenses         0             0
 Depreciation of Premises and Equipment      157           132
 Net Loan Charge-Offs                     (1,377)         (381)
 Provision for Loan Losses                   566         1,200
 Premium Amortization net of discount accretion
                                               0             0
 Gain or (Loss) on Sale of Securities        553             0
 Gain on Other Real Estate                     0            (8)
 Gain on Sale of Bank Premises & Equipment     0             0
(Increase)/decrease in Other Assets        1,489        (3,360)
Increase/(decrease) in Other Liabilities      22           372
Increase/(decrease) in Borrowed Funds          0             0
                                          ------         -----
Net Cash Provided by Operating Activities  1,666        (2,023)

Cash Flows from Investing Activities
  Net (increase)/decrease in Int Bearing deposits
                                           2,000             0
  Net (increase)/decrease in federal funds sold
                                          (7,650)        2,150
  Purchase of Investment Securities      (46,988)      (15,457)
  Proceeds from Sale of Invest Securities 29,302             0
  Proceeds from Maturities of Invest. Securities
                                           8,608        14,622
  (Increase)/Decease in Loans             28,112        10,039
  Bank Premises and Equipment               (234)         (284)
  Proceeds from Sale of Bank Premises and Equipment
                                               0             0
  Proceeds from Sale of Other Real Estate      0           155
                                           -----          ----
Net Cash Used for Investing Activities    13,150        11,225

Cash Flows from Financing Activities
  (Decrease)/Increase in Total Deposits  (16,137)       (6,030)
  Cash Dividends                               0             0
  Purchase of Treasury Stock                   0          (201)
  Sale of Treasury Stock                       0           137
                                           -----          ----
Net Cash Provided Financing Activities   (16,137)       (6,094)

Net Increase/(Decrease) in Cash and Cash Equivalents
                                          (1,321)        3,108
Cash and Equivalents at the Beginning of the Year
     	                                    18,879        18,565
                                          ------         -----
Cash & Equivalents at End of the Quarter  17,558        21,673
                                           =====         =====
Supplementary Schedule of Non-Cash Investing and
Financing Activities
Loans, Net of Charge-Offs transferred to
Other Real Estate Owned:                       0           149

                SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999

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

4. In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for March 31, 1999, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

                       SOUTHERN JERSEY BANCORP OF DELAWARE, INC.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
           (Registrant)


           Clarence D. McCormick
           Chairman/CEO


           Paul J. Ritter, III
           Treasurer

DATE:   May 15, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                             RESULTS IN OPERATIONS

 Three Months Ended March 31, 1999

     The net operating profit of $256,000 for the first three months of 1999 is a $234,000 increase from the net operating income of $22,000 for the same period for the prior year.

     The increase in net income through the first three months of 1999 is primarily due to the decrease in the loan loss provision expense to $566,000 as compared to $1,602,000 for the first three months of 1998.
This decrease of 64.67% in the loan loss provision expense is partially attributable to the substantial decrease in the amount of marine installment loans required to be reserved for due to the sale of approximately
$19,700,000 in marine loans in the first quarter of 1999. The discount and related cost of the marine loan portfolio sale totaled approximately $250,000. However this decrease in the loan loss provision expense was offset by a decrease in interest income resulting from the increase of approximately $14,000,000 in non-accrual loans at March 31, 1999 as compared to March 31, 1998. The discount and related costs of the marine loan portfolio sale totaled approximately $250,000. Additionally, the Company realized a gain of approximately $552,000 on the sale of its municipal investment portfolio in the first quarter of 1999. The proceeds of the sale totaling approximately $28,000,000 were deployed into other types of higher yielding investment securities. The Company had a total of approximately $1,829,000 of repossessed marine collateral at March 31, 1999. The current balance of the reserve for repossessed collateral as of March 31, 1999 is $616,000.
The substantial increase in legal and professional fees of approximately $138,000 as of March 31, 1999 as compared to March 31, 1998 is primarily due to the collection costs associated with the non-performing and delinquent loans.

    There have been the following significant changes in charge-offs, recoveries, non-accruing or non-performing loans in the first three months of 1999:

    An increase in loans 30-89 days past due and still accruing from the fourth quarter of 1998 to the first quarter of 1999 of approximately $6,536,000 in loans secured by real estate.
An increase from the fourth quarter of 1998 to the first quarter of 1999 of approximately $2,449,000 for the loans secured by real estate past due 90 days or more and still accruing. An increase from the fourth quarter of 1998 to the first quarter of 1999 of approximately $851,000 for the loans secured by real estate that are non-accrual.
An increase from the fourth quarter of 1998 to the first quarter of 1999 of approximately $4,902,000 in commercial and industrial loans that are non-accrual. An increase from the fourth quarter of 1998 to the first quarter of 1999 of approximately $251,000 in loans to individuals for household, family and other personal expenditures that have been placed on non-accrual status. Real estate and other collateral secure a portion of these delinquent loans. The increase in commercial and industrial loans and real estate loans that are non-accrual is primarily a result of the continuing efforts of the Company to recognize impaired assets as quickly and accurately as possible.

    Charge offs for the first three months of 1999 totaled approximately $1,943,000 while total recoveries during the same period were $566,000. These charge offs included a total of $1,058,000 in charge offs of loans to individuals for household, family and other personal expenditures which includes installment marine retail loans.

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

    The Bank utilizes computer hardware and software programs to conduct and support its ongoing operations. Management implemented a plan (the "Plan") in January 1997 to address the Bank's Year 2000 situation. To implement the Plan, management established a task force responsible for overseeing the implementation of the Plan to completion. The Plan includes the estimated costs of repairing or replacing computer systems or software as necessary and is expected to cost between approximately $1.5 million and $2.0 million. To date, the Bank has expended approximately $1.7 million to effectuate the Plan.

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

    After the completion of this assessment, the Bank began the upgrade or replacement of any systems that were identified as non-Y2K compliant in the assessment phase. This included the replacement of the Bank's core accounting system hardware and software. The Bank formed a committee to monitor this process. The conversion was completed by the end of the third quarter of 1998. The Bank also performed several other replacements and upgrades to ensure year 2000 compliance. These upgrades have been completed.

    The Bank has completed the validation phase of the project. The Bank prioritized its systems based on the critical nature of each. Those of higher priorities were tested and the results reviewed for accuracy.
A Y2K Test Committee was formed to complete this phase of the project.
This committee consisted of members of the Bank's management representing the various departments of the Bank. The testing of internal applications was completed by March 31, 1999. The testing of external vendor relationships is expected to be completed by June 30, 1999.

    Although the Bank has developed and is implementing its Plan to address the Year 2000 issue, no assurances can be made that the Plan will be fully implemented within the estimated timeframe and cost; nor can any assurances be given, regardless of whether the Plan is fully and timely implemented, that the efforts of the Bank will be, either partially or wholly, successful. Much of the Bank's success in implementing its Plan will rely on third parties who are beyond the Bank's control. The complete failure of the Bank's Plan to address the Year 2000 situation may have a material adverse effect on the operations of the Bank. As of March 31, 1999, the Bank is uncertain of the magnitude of the impact the Year 2000 issue will have on its operations. Management is attempting to prepare contingency plans to address the partial or complete failure of the Plan, and/or the failure of third parties with whom the Bank does business to address timely and successfully the Year 2000 issue. These contingency plans are expected to be completed by June 30, 1999.

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