Form 10-Q
period 1999-06-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1999-08-16
CIK 740830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,1999
Commission File Number 0-12635

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

                   [X]  YES           [ ]  NO
Common Stock Outstanding as of June 30, 1999      1,128,081

PART I - Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.

                               6/30/99     6/30/98       12/31/98
ASSET
Cash and due from banks         20,625      19,642         18,879
Interest Bearing Deposits          450       4,000          2,450
Investment Securities Held to Maturity
                                     0      59,362              0
Investment Securities Available for Sale
                               114,148      40,393         98,974
Fair Value: Securities Held-to-Maturity
   6/30/99        0
   6/30/98   59,870
  12/31/98        0
Loan: Net of Unearned Income   242,194    289,582         268,894
Less: Allowance for loan losses  9,182      7,054          10,137
                                ------    -------           -----
Net Loans                      233,012    282,528         258,757
                                ------    -------           -----
Federal Funds Sold              49,600     46,100          67,700
Bank Premises and Equipment - Net
                                 6,969      6,450           6,994
Other Assets                    27,613     23,860          28,911
                                 -----     ------           -----
Total Assets                   452,417    482,335         482,665
                               =======    =======          ======

LIABILITIES                    6/30/99    6/30/98        12/31/98

Deposits - Interest Bearing    357,001    377,500         380,179
Non-Interest Bearing Deposits   62,108     61,456          65,387
                               -------    -------          ------
Total Deposits                 419,109    438,956         445,566
Funds Purchased                    -            -               -
Other Liabilities                5,151      5,059           5,010
                                ------    -------          ------
Total Liabilities              424,260    444,015         450,576
Shareholder's Equity
Common Stock Par Value $1.67 per share
Authorized 5,000,000 shares;
Issued 1,307,683 shares         2,184       2,129           2,184
Surplus                         3,259       2,260           3,259
Undivided Profits              29,095      37,588          29,549
                               ------     -------          ------
                               34,538      41,977          34,992
Less: Treasury Stock at cost

 179,602 Common Shares  6-30-99
 179,525 Common Shares  6-30-98
 180,202 Common Shares 12-31-98
                               3,824        3,806            3,839
                               -----      -------           ------
                              30,714       38,171           31,153
Allowance for unrealized gain/losses
on Available for Sale Securities
                              (2,557)         149              936
                               -----      -------           ------
Total Shareholder's Equity    28,157       38,320           32,089
                               -----      -------            -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                             452,417      482,335          482,665
                             =======      =======          =======

This is the consolidated balance sheet for Southern
Jersey Bancorp of Delaware, Inc. All dollar amounts are shown in thousands except for the per share data.

                               Six Months         Second Quarter
INTEREST INCOME
  Int. on Securities:
   Taxable int. income         3,251   2,111        1,739     1,022
   Tax-Exempt int. inc.            1     710           (1)      358
   Interest and Fees on Loans  9,463  13,126        4,606     6,697
   Interest on Interest Bearing Deposits
                                  32     114            6       114
   Federal Funds Sold          1,752   1,184          811       657
   Lease Income                    0       0            0         0
                                ----    ----         ----     -----
Total Int. Income             14,499  17,245        7,161     8,848

INTEREST EXPENSE
Interest on Deposit Savings    2,548   2,757        1,291     1,379
Certificates of Deposit $100,000 and over
                               1,261   2,163          593     1,106
Federal Funds Purchased            -       -            -         -
Other Time Deposits            4,626   4,235        2,360     2,117
                               -----   -----         ----     -----
Total Int. Expense             8,435   9,155        4,244     4,602

NET INTEREST INCOME            6,064   8,090        2,917     4,246
Provision for Loan Losses      1,060   2,900          494     1,700
                               -----   -----         ----       ---
Net Interest Income After Provision for Loan Loss
                               5,004   5,190        2,423  	  2,546

OTHER OPERATING INCOME
Service charges on deposit accounts
                                 865     834          432       423
  Trust Department Income        453     399          230       209
  Comm., collection
    Charges and fees             403     524          186       270
  Investment Security gains/(losses)
                                 553       0            0         0
Other Non-Interest Income          0       0            0         0
                               -----   -----         ----      ----
Total Other Operating Income   2,274   1,757          848       902

OTHER OPERATING EXPENSES
  Salaries and Wages           2,836   2,457        1,352     1,363
  Pension and other benefits     656     697          346       369
  Occupancy and Equipment      1,002     969          523       519
  FDIC Assessment                 89      94           29        54
  Postage, stationary and supplies
                                 245     265          170       114
  Professional Fees              936     737          609       395
  Other Oper. Expen.           1,968   2,580        1,051     1,518
                               -----   -----        -----     -----
Total Other Oper. Expenses     7,732   7,799        4,080     4,332

Income Before Income Taxes      (454)   (852)        (809)     (884)
Applicable Income Taxes            0       0          (99)      (10)
                                ----   -----         ----     -----
NET INCOME                      (454)   (852)        (710)     (874)
                                 ===   =====         ====     =====
 Earnings Per Common Share     (0.40)  (0.70)       (0.63)    (0.72)

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Thousands)
                                           Six Months Ended
                                                 June 30
                                            1999          1998
Cash Flows from Operating Activities
Net Income                                  (454)         (852)
 Adjustments to reconcile net income to
  net cash provided by oper. activities
 Amortization of Organization Expenses         0             0
 Depreciation of Premises and Equip.         392           264
 Net Loan Charge-Offs                     (2,016)       (1,082)
 Provision for Loan Losses                 1,060         2,900
 Premium Amortization net of discount accretion
                                               0             0
 Gain or (Loss) on Sale of Securities        553             0
 Gain on Other Real Estate                     0            (3)
 Gain on Sale of Bank Premises & Equipment     0             0
(Increase)/decrease in Other Assets        1,298        (3,405)
Increase/(decrease) in Other Liabilities     141          (272)
Increase/(decrease) in Borrowed Funds          0             0
                                          ------         -----
Net Cash Provided by Operating Activities    974        (2,450)

Cash Flows from Investing Activities
  Net (increase)/decrease in Int Bearing deposits
                                           2,000          114
  Net (increase)/decrease in federal funds sold
                                          18,100        (5,150)
  Purchase of Investment Securities      (65,988)      (32,390)
  Proceeds from Sale of Invest. Secur.         0              0
  Proceeds from Maturities of Invest. Securities
                                          56,697         24,971
  (Increase)/Decease in Loans             26,700         15,974
  Bank Premises and Equipment               (315)         (361)
  Proceeds from Sale of Bank Premises and Equipment
                                               0             0
  Proceeds from Sale of Other Real Estate     20           155
                                           -----          ----
Net Cash Used for Investing Activities    37,214         3,313

Cash Flows from Financing Activities
  (Decrease)/Increase in Total Deposits  (36,457)          492
  Cash Dividends                               0          (329)
  Purchase of Treasury Stock                   0          (174)
  Sale of Treasury Stock                      15           225
                                           -----          ----
Net Cash Provided by Financing Activities
                                         (36,442)          214
Net Increase/(Decrease) in Cash and Cash Equivalents
                                           1,746         1,077
Cash and Equivalents at the Beginning of the Year
  	                                    18,879        18,565
                                          ------         -----
Cash and Equivalents at End of the Quarter
                                          20,625        19,642
                                           =====         =====
Supplementary Schedule of Non-Cash Investing and
Financing Activities
Loans, Net of Charge-Offs transferred to
Other Real Estate Owned:                    1,026          399

                SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1999

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

4. In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for June 30, 1999, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

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

DATE:   August 16, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                             RESULTS IN OPERATIONS

 Six Months Ended June 30, 1999

   The Company had a net loss of $454,000 for the first six months of 1999 as compared to net loss of $852,000 for the comparable period of 1998. The decrease in the net loss is primarily a result of the gain realized on the sale of the investment securities classified available for sale totaling approximately $553,000.

   The Company had $242,194,000 in total loans at June 30, 1999 as compared to $289,582,000 in total loans at June 30, 1998. The 16.4% decrease in total loans for the first six months of 1999 is a result of the Company's tightening of credit standards and the continued implementation of its revised loan policy with its stricter underwriting guidelines.

   The Company had interest income from its loans and investment securities of $14,499,000 for the first six month period ended June 30, 1999 as compared to $17,264,000 for the comparable period in 1998. This 19.1% decrease in interest income is primarily attributable to the $47,388,000 decrease in loans at the Company. As a result of fewer loans booked at the Company, its net interest income fell 33.7% from $8,109,000 for the first six months of 1998 to $6,064,000 for the comparable period in 1999.

   The Company's non-interest income held steady for the first six months of 1999 with the Company earning $1,721,000 as compared to $1,739,000 during the first six months of 1998.

   The Company's non-interest expense increased for the first six months of 1999 with the Company expensing $7,534,000 as compared to $7,166,000 during the first six months of 1998. This increase was primarily a result of a $303,000 increase in legal and professional fees incurred due to problem assets in the first six months of 1999 as compared to the comparable period in 1998.

   The Company had $419,109,000 in total deposits for the first six months of 1999 as compared to $438,956,000 for the first six months of 1998. This 4.7% decrease is primarily a result of the deposit run-off experienced by the Company after it lowered the interest rates it paid on deposits in the second quarter of 1999.

   The increase in the Company's Allowance for Loan and Lease Losses of $2,128,000 from $7,054,000 as of June 30, 1998 to $9,182,000 as of June 30,
1999 was a result of the $9,476,000 (108.8%) increase in non-performing loans experienced by the Company in the first six months 1999 as compared to the first six months of 1998. The increase in the amount of loans on non-performing status is a result of the Company's internal loan review of its commercial portfolio and the classifications resulting therefrom.

Year 2000


    In the past, many computer systems were designed only to recognize a six-digit date structure (i.e. two digits for each of the month, day, and year). Many of these programs and systems may not be able to interpret and process accurately a six-digit date ending with "00". To the extent these systems are unable to process into the year 2000, inaccurate results may be produced.

    The Company utilizes computer hardware and software programs to conduct and support its ongoing operations. Management implemented a plan (the
"Plan") in January 1997 to address the Company's Year 2000 situation. To implement the Plan, management established a task force responsible for overseeing the implementation of the Plan to completion. The Plan includes the estimated costs of repairing or replacing computer systems or software as necessary and is expected to cost between approximately $1.5 million and $2.0 million. To date, the Company has expended approximately $1.8 million to effectuate the Plan.

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

    The Company has completed the validation phase of the project. The Company prioritized its systems based on the critical nature of each. Those of higher priorities were tested and the results reviewed for accuracy.
A Y2K Test Committee was formed to complete this phase of the project.
This committee consisted of members of the Company's management representing the various departments of the Company. The testing of internal applications was completed by March 31, 1999. The testing of external vendor relationships was completed by June 30, 1999.

    Although the Company has developed and is implementing its Plan to address the Year 2000 issue, no assurances can be made that the Plan will be fully implemented within the estimated timeframe and cost; nor can any assurances be given, regardless of whether the Plan is fully and timely implemented, that the efforts of the Company will be, either partially or wholly, successful. Much of the Company's success in implementing its Plan will rely on third parties who are beyond the Company's control. The complete failure of the Company's Plan to address the Year 2000 situation may have a material adverse effect on the operations of the Company. As of June 30, 1999, the Company is uncertain of the magnitude of the impact the Year 2000 issue will have on its operations. Management has prepared contingency plans to address the partial or complete failure of the Plan, and/or the failure of third parties with whom the Company does business to address timely and successfully the Year 2000 issue. These contingency plans were completed by June 30, 1999.

Recent Developments

   On June 28,1999, the Company entered into a merger agreement with Hudson United Bancorp in Mahwah, New Jersey. The merger terms provide for the Conversion of each share of Company common stock into 1.26 shares of Hudson United common stock. This Merger is expected to be completed by the fourth quarter of 1999.

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