Form 10-Q
period 1999-09-30
SOUTHERN JERSEY BANCORP OF DELAWARE INC
filed 1999-11-15
CIK 740830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1999
Commission File Number 0-12635

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

                   [X]  YES           []  NO

Common Stock outstanding as of September 30, 1999      1,130,495

PART I - Financial Information
This is the consolidated balance sheet for Southern Jersey Bancorp.
All dollar amounts are in thousands.

                               9/30/99     9/30/98       12/31/98
ASSET
Cash and due from banks         19,811      24,867         18,879
Interest Bearing Deposits          450       2,000          2,450
Investment Securities Held to Maturity
                                     0           0              0
Investment Securities Available for Sale
                               111,349     113,549         98,974
Fair Value: Securities Held-to-Maturity
   9/30/99        0
   9/30/98        0
  12/31/98        0
Loan: Net of Unearned Income   227,343    284,324         268,894
Less: Allowance for loan losses  7,950     10,697          10,137
                                ------    -------           -----
Net Loans                      219,393    273,627         258,757
                                ------    -------           -----
Federal Funds Sold              42,250     22,000          67,700
Bank Premises and Equipment - Net
                                 6,688      7,232           6,994
Other Assets                    25,674     23,982          28,911
                                 -----     ------           -----
Total Assets                   425,615    467,257         482,665
                               =======    =======          ======

LIABILITIES                    9/30/99    9/30/98        12/31/98

Deposits - Interest Bearing    332,026    362,493         380,179
Non-Interest Bearing Deposits   62,933     64,299          65,387
                               -------    -------          ------
Total Deposits                 394,959    426,792         445,566
Funds Purchased                    -            -               -
Other Liabilities                3,585      5,290           5,010
                                ------    -------          ------
Total Liabilities              398,544    432,082         450,576
Shareholder's Equity
Common Stock Par Value $1.67 per share
Authorized 5,000,000 shares;
Issued 1,307,683 shares         2,184       2,129           2,184
Surplus                         3,259       2,260           3,259
Undivided Profits              28,361      34,119          29,549
                               ------     -------          ------
                               33,804      38,508          34,992
Less: Treasury Stock at cost
 177,188 Common Shares  9-30-99
 179,962 Common Shares  9-30-98
 180,202 Common Shares 12-31-98
                               3,824        3,829            3,839
                               -----      -------           ------
                              29,980       34,679           31,153
Allowance for unrealized gain/losses
on Available for Sale Securities
                              (2,909)         496              936
                               -----      -------           ------
Total Shareholder's Equity    27,071       35,175           32,089
                               -----      -------            -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                             425,615      467,257          482,665
                             =======      =======          =======

This is the consolidated balance sheet for Southern Jersey Bancorp of Delaware, Inc. All dollar amounts are shown in thousands except for the per share data.

                               Nine Months         Third Quarter
INTEREST INCOME
  Int. on Securities:
   Taxable int. income         5,057   3,117        1,806     1,006
   Tax-Exempt int. inc.            1   1,069            0       359
   Interest and Fees on Loans 14,069  19,030        4,606     5,904
   Interest on Interest Bearing Deposits
                                  36     167            4        53
   Federal Funds Sold          2,448   2,023          696       839
   Lease Income                    0       0            0         0
                                ----    ----         ----     -----
Total Int. Income             21,611  25,406        7,112     8,161

INTEREST EXPENSE
Interest on Deposit Savings    3,656   4,222        1,108     1,465
Certificates of Deposit $100,000 and over
                               1,759   3,145          498       982
Federal Funds Purchased          -         -            -         -
Other Time Deposits            6,736   6,257        2,110     2,022
                               -----   -----         ----     -----
Total Int. Expense            12,151  13,624        3,716     4,469

NET INTEREST INCOME            9,460  11,782        3,396     3,692
Provision for Loan Losses      1,400   7,874          340     4,974
                               -----   -----         ----       ---
Net Interest Income after Provision for Loan Loss
                               8,060   3,908         3,056   (1,282)
OTHER OPERATING INCOME
Service charges on deposit accounts
                               1,247   1,287          382       453
  Trust Department Income        684     608          231       209
  Comm., collection
    Charges and fees             603     777          200       253
  Investment Security gains/(losses)
                                 553       0            0         0
Other Non-Interest Income          0       0            0         0
                               -----   -----         ----      ----
Total Other Operating Income   3,087   2,672          813       915

OTHER OPERATING EXPENSES
  Salaries and Wages           4,357   3,612        1,521     1,155
  Pension and other benefits     878     899          222       202
  Occupancy and Equipment      1,679   1,485          677       516
  FDIC Assessment                352     165          263        71
  Postage, stationary and supplies
                                 366     375          121       110
  Professional Fees            1,449   1,119          513       382
  Other Oper. Expen.           3,254   3,246        1,286       666
                               -----   -----        -----     -----
Total Other Oper. Expenses    12,335  10,901        4,603     3,102

Income Before Income Taxes    (1,188) (4,321)        (734)   (3,469)
Applicable Income Taxes            0       0            0         0
                                ----   -----         ----     -----
NET INCOME                     (1,188)(4,321)        (734)   (3,469)
                                 ===   =====         ====     =====
 Earnings Per Common Share     (1.05)  (3.95)       (0.65)    (3.17)

SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in Thousands)
                                           Nine Months Ended
                                              September 30
                                            1999          1998
Cash Flows from Operating Activities
Net Income                                (1,188)       (4,321)
 Adjustments to reconcile net income to
  net cash provided by operating activities
 Amortization of Organization Expenses         0             0
 Depreciation of Premises and Equipment      611           452
 Net Loan Charge-Offs                     (3,588)       (2,413)
 Provision for Loan Losses                 1,400         7,874
 Premium Amortization net of discount accretion
                                               0             0
 Gain or (Loss) on Sale of Securities        553             0
 Gain on Other Real Estate                     0             0
 Gain on Sale of Bank Premises & Equipment     0             0
(Increase)/decrease in Other Assets        3,237        (3,509)
Increase/(decrease) in Other Liabilities  (1,425)          (41)
Increase/(decrease) in Borrowed Funds          0             0
                                          ------         -----
Net Cash Provided by Operating Activities   (400)       (1,958)

Cash Flows from Investing Activities
  Net (increase)/decrease in Int Bearing deposits
                                           2,000         2,000
  Net (increase)/decrease in federal funds sold
                                          25,450        18,950
  Purchase of Investment Securities      (65,988)      (56,508)
  Proceeds from Sale of Invest. Securities      0            0
  Proceeds from Maturities of Invest. Securities
                                           57,633       35,034
  (Increase)/Decease in Loans              33,601       21,232
  Bank Premises and Equipment                (917)        (879)
  Proceeds from Sale of Bank Premises and Equipment
                                                0            0
  Proceeds from Sale of Other Real Estate     155          358
                                            -----         ----
Net Cash Used for Investing Activities     51,934       20,187

Cash Flows from Financing Activities
  (Decrease)/Increase in Total Deposits   (50,607)     (11,672)
  Cash Dividends                              (10)        (329)
  Purchase of Treasury Stock                    0         (174)
  Sale of Treasury Stock                       15          248
                                            -----         ----
Net Cash Provided by Financing Activities (50,602)     (11,927)
Net Increase/(Decrease) in Cash and Cash Equivalents
                                              932        6,302
Cash and Equivalents at the Beginning of the Year
     	                                     18,879       18,565
                                           ------        -----
Cash and Equivalents at End of the Quarter 19,811       24,867
                                            =====       ======
Supplementary Schedule of Non-Cash Investing and
Financing Activities
Loans, Net of Charge-Offs transferred to
Other Real Estate Owned:                       40         100

                SOUTHERN JERSEY BANCORP OF DELAWARE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED SEPTEMBER 30, 1999

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

4. In accordance with Rule 10-01(b)(8), the unaudited interim financial statements filed under cover of Form 10-Q for September 30, 1999, reflect adjustments that are of a normal recurring nature which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented.

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

DATE:   November 15, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                             RESULTS IN OPERATIONS

 Nine Months Ended September 30, 1999

The Company had a net loss of $1,188,000 for the first nine months of 1999 as compared to net loss of $4,321,000 for the comparable period of 1998. The decrease in the net loss is primarily a result of the gain realized on the sale of the investment securities classified available for sale totaling approximately $553,000 and the reduction in the Provision for Loan Losses expense totaling approximately $6,474,000. This gain was partially offset by the reduction of approximately $2,322,000 in net interest income and an increase in Other Operating Expenses totaling approximately $1,434,000.

   The Company had $227,343,000 in total loans at September 30, 1999 as compared to $284,324,000 in total loans at September 30, 1998. The 20.0% decrease in total loans for the first nine months of 1999 is a result of the Company's tightening of credit standards and the continued implementation of its revised loan policy with its stricter underwriting guidelines.

   The Company had interest income from its loans and investment securities of $21,611,000 for the first nine month period ended September 30, 1999 as compared to $25,406,000 for the comparable period in 1998. This 14.9% decrease in interest income is primarily attributable to the $56,981,000 decrease in loans at the Company. As a result of fewer loans booked at the Company, its net interest income fell 19.7% from $11,782,000 for the first nine months of 1998 to $9,460,000 for the comparable period in 1999.

   The Company's non-interest income increased for the first nine months of 1999 with the Company earning $3,087,000 as compared to $2,672,000 during the first nine months of 1998. This was primarily as a result of the sale of investment securities classified as Available for Sale totaling approximately $553,000.

   The Company's non-interest expense increased for the first nine months of 1999 with the Company expensing $12,335,000 as compared to $10,901,000 during the first nine months of 1998. This increase was primarily a result of a $330,000 increase in legal and professional fees and $745,000 increase in salaries and wages incurred due to problem asset remediation in the first nine months of 1999 as compared to the comparable period in 1998.

   The Company had $394,959,000 in total deposits for the first nine months of 1999 as compared to $426,792,000 for the first nine months of 1998. This 7.5% decrease is primarily a result of the deposit run-off experienced by the Company after it lowered the interest rates it paid on deposits in the second quarter of 1999.

   The decrease in the Company's Allowance for Loan and Lease Losses of $2,747,000 from $10,697,000 as of September 30, 1998 to $7,950,000 as of
September 30, 1999 was primarily a result of reduction of the loan portfolio by approximately $56,981,000 or 20.0% thereby reducing the amount required for the Allowance for Loan Losses.

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

    Although the Company has developed and is implementing its Plan to address the Year 2000 issue, no assurances can be made that the Plan will be fully implemented within the estimated timeframe and cost; nor can any assurances be given, regardless of whether the Plan is fully and timely implemented, that the efforts of the Company will be, either partially or wholly, successful. Much of the Company's success in implementing its Plan will rely on third parties who are beyond the Company's control. The complete failure of the Company's Plan to address the Year 2000 situation may have a material adverse effect on the operations of the Company. As of September 30, 1999, the Company is uncertain of the magnitude of the impact the Year 2000 issue will have on its operations. Management has prepared contingency plans to address the partial or complete failure of the Plan, and/or the failure of third parties with whom the Company does business to address timely and successfully the Year 2000 issue. These contingency plans were completed by June 30, 1999. The testing of the Contingency Plan was completed on October 15, 1999.

Recent Developments

   On June 28,1999, the Company entered into a merger agreement with Hudson United Bancorp in Mahwah, New Jersey. The merger terms provide for the Conversion of each share of Company common stock into 1.26 shares of Hudson United common stock. This Merger is expected to be completed by the fourth quarter of 1999.

   On September 15, 1999, Hudson United announced that it has entered into a merger agreement with Dime Bancorp, Inc. The transaction is structured as a "merger of equals." Dime is to be the surviving corporation with the new name "Dime United Bancorp, Inc." Each share of Hudson United common stock is to become one share of Dime United common stock and each share of Dime common stock is to become 0.585 shares of Dime United common stock.

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